Form 10KSB
period 2007-12-31
OLB GROUP, INC.
filed 2008-04-07
CIK 1314196

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission File Number:  000-52994

THE OLB GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of jurisdiction of incorporation or organization)	13-4188568 (I.R.S. Employer Identification Number)

1120 Avenue of the Americas, Fourth Floor New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code:
(212) 278-0900

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. ☐

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $ -0-.

As of March 31, 2008, the number of shares held by non-affiliates was approximately 15,729,151 shares. The approximate market value based on the last sale (i.e. $0.17 per share as of March 31, 2008) of the Company’s Common Stock was approximately $7,427,481.

The number of shares outstanding of the Registrant’s Common Stock, as of March 31, 2008 was 43,691,067

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. Factors that could contribute to these differences include those matters discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

In addition, such forward-looking statements necessarily depend on assumptions and estimates that may prove to be incorrect. Although we believe the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions, or expectations will be achieved. The information contained in this Form 10-KSB, including the section discussing risk factors, identifies important factors that could cause such differences.

The cautionary statements made in this Form 10-KSB are intended to be applicable to all forward-looking statements wherever they appear in this Form 10-KSB. We assume no obligation to update such forward-looking statements or to update the reasons that actual results could differ materially from those anticipated in such forward-looking statements.

ITEM 1.	DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, we acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com common and preferred stock and, in addition, the former holders of the Series A stock of OLB.com received one warrant for each such preferred share and the former holders of the Series B Preferred Stock of OLB.com received two warrants for each such preferred share, to purchase shares of our common stock. An aggregate of 26,901,963 shares of common stock were issued in connection with the merger.

We are authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01per share. We currently have 43,691,067 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.

Our Business

We are an e-commerce service provider engaged in the development of software products and other services designed to help businesses sell products over the internet.

Our Products

We are currently developing two software products: ShopFast Direct Shopping Database™ (“ShopFast DSD”), and ShopFast Profit Center™ (“ShopFast PC”). Each of these software products enables the user of the software to create an internet website from which such user can sell products located on a database maintained by us (the “OLB Database”).

Throughout this Form 10-KSB, our “client” refers to the person who purchases and uses either ShopFast DSD or ShopFast PC. Whenever we refer to the “purchase” or “purchase price” of ShopFast DSD or ShopFast PC, as with almost all other software on the market, we are referring to the purchase of a license to use the software for the purchase price of such a license.

Initially, our business will be dependent on a limited number of suppliers engaged in competitive businesses such as sales of books, music, video, and audio products and we currently have only one agreement and arrangement with one supplier, Baker & Taylor Fulfillment, Inc, (“B&T”), for the above products. The Company will need to enter into additional agreements with other supply companies in order to expand the lines of products available on the OLB Database. If the Company is successful in negotiating such additional supply agreements, of which there can be no assurance, the OLB Database, as and if operations grow, could expand to eventually contain a “virtual inventory” of over three million products, including computer and office supplies, electronic products, sports apparel, compact discs, books, fine Belgian chocolates, flowers, cosmetics, beauty products, and fragrances. We characterize as “virtual” the inventory of the products to be contained on our OLB Database because such products will be supplied by third-party suppliers, not us. Throughout this Form 10-KSB, “supplier” means the person who provides the products ordered from the OLB Database. We do not own the products found on our OLB Database, and we do not carry any inventories of such items. We do not have a warehouse or any warehouse employees. We will depend on suppliers to fulfill the orders for any products purchased from the OLB Database.

As further discussed below, ShopFast DSD is a collection of software programs that are packaged together into what is known as a software suite. ShopFast DSD enables a client to create a customized website, pursuant to any of our client’s specifications, for the sale of products from the OLB Database. We will work together with our client to customize such website to include our client’s logos, desired design layout, and any other desired features.

ShopFast PC also is a software suite. ShopFast PC enables our client to create on its own a standard website pre-designed by us for the sale of products from the OLB Database. Our client may choose from a selection of our pre-designed logos, design layouts, and color schemes for the website. Further, our client may personalize certain of the information on the website, by adding the client’s name, slogan, and other information about the client.

Throughout this Form 10-KSB, “Internet Storefront” means the individual website that is created for the use of each of our clients using either ShopFast DSD or ShopFast PC for the sale of products from our OLB Database. As an additional service provided to our clients, we will host the Internet Storefronts. This means that the website will be placed on our server, which is simply a computer connected to the internet for the purpose of serving up web sites which people can access from the internet. We will provide an internet address for the Internet Storefront, which can be personalized by the client. For example, if the client’s company name is “Rick’s Books”, then the internet address can be personalized as http://rickbooks.shopfast.com.

With either software program, once our client’s Internet Storefront is established, our client can sell the products contained on our OLB Database to visitors to that client’s Internet Storefront. Throughout this document, “client’s customer” means the person who purchases products from our client’s Internet Storefront. As further discussed below, our clients will earn a commission on sales made from their Internet Storefronts, and we will retain any remaining profits. In addition, both ShopFast DSD and ShopFast PC enable the client to create various reports summarizing information such as sales, profits, and number of visitors to the Internet Storefront.

As additional services to our clients, we will process the orders made on the Internet Storefronts. A typical order will be processed as follows: The client’s customer will place the order on the Internet Storefront and pay for it by providing his or her credit card information on the Internet Storefront. Upon the placement of an order, we will automatically receive a copy of the order electronically, and the funds from the credit card payment will be paid from the credit card company directly to us. We will then purchase the ordered products from the appropriate suppliers and arrange for them to be delivered directly by the supplier to the client’s customer. We will also send an e-mail to the client’s customer confirming that the order has been placed and providing the approximate date that the order will be shipped. The supplier will thereafter provide us an invoice for the products purchased, which we will pay in accordance with its terms. We will also pay to our client a commission on the products sold, which commission will be paid once a month with respect to all products sold by such client during the preceding month. Any remaining profits will be retained by us.

We intend to formally launch the promotion of our ShopFast PC software beginning in the second quarter of 2008 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

Potential Markets

We intend to generate revenues from the following sources:

•	sales of ShopFast DSD and ShopFast PC to our clients;

•	sales of the related services we provide to our clients, including maintenance of the OLB Database and processing of orders made on our clients’ websites for products from the OLB Database; and

•	profits from sales of the products from the OLB Databases remaining after we pay the product commissions to the client.

Since ShopFast DSD will be customized for each client, we will negotiate with each client the purchase price of the ShopFast DSD software, the related services we provide, and the commission payable to our client on sales made by such client. The purchase price of the ShopFast PC software and the related services we provide will be standard for all our clients and not subject to negotiation. The purchase price of the ShopFast PC software is expected to be between $19.95 and $59.95. The price will be set as the product is introduced and may increase or decrease in the future depending on, among other things, the reception of the product, improvements to the product and any competing products that may be introduced into the market place in the future. The continuing services we provide, including maintenance of our OLB Database and the processing of orders placed for products from our OLB Database, will be made available for an additional monthly fee, ranging from a minimum of $9.95 to up to $49.95, depending on the level of services requested by the client, which fee might also be adjusted in the future based on marketplace conditions for such services. The commission that we will pay to a client using ShopFast PC will be a percentage of the gross revenues generated by such client with respect to each type of product. The specific amount of such percentage, depending on the type and price of the product sold, can range from 2.5% to 60%.

Growth Through Acquisition

As part of our business strategy, we intend to acquire complementary businesses. Our management believes that we can achieve profitability if, in addition to generating revenues based on sales of our software products, related services provided to our clients and our profit from sales to customers by our clients, we also acquire complementary businesses. The Company expects, based on the prior experience of the Company’s predecessor, that the Company may have a negative cash flow for the first six to nine months after it commences operations, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. There can be no assurance that any such acquired businesses will ever be profitable, If such acquired businesses were not profitable at the time of acquisition, the Company, if management’s assessment of the business potential proved correct, would expect such businesses to experience a negative cash flow for not less than from six to nine months from acquisition, which could materially affect the operations of the Company and cause it to continue to incur financial losses for an indefinite period of time. The Company may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Any such future acquisitions may also have a material adverse effect upon our operating results, particularly in periods immediately following the Consummation of those transactions while the operations of the acquired businesses are in the process of being integrated with and into our then current operations. The Company has entered into discussion with several companies, and has been in contact with, several potential targets for such future acquisitions. While the Company intends to exert substantial efforts to acquire complementary businesses, in the event the Company is not successful in acquiring complementary businesses, the Company may determine that it is in the best interests of the Company to commence to develop complementary products to its software products and/or incorporate additional functionality into newer versions of its current software, while still pursuing possible acquisitions.

The Company intends to initially evaluate such potential targets for acquisition based upon the concept of determining the cost of such acquisition based upon the cost of developing and implementing the software, services and/or customer base independently of such an acquisition. There can be no assurance that Management’s evaluation will prove to be correct following such acquisition or independent development.

In connection with any such acquisition, the company anticipates that it will acquire such target by a purchase price of company Stock or a combination of stock and cash. In the event that a cash component is included, the company anticipates that it will have to finance the cash portion of the purchase price. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

Industry Overview

An e-commerce service provider enables a business desiring to sell goods and services on the internet, also known as an e-commerce seller, to utilize the service provider’s established e-commerce resources and support services, thus creating economies of scale and cost efficiencies throughout the entire e-commerce process.

Infomercial Sales

We initially intend to market our products through the use of “infomercials.” The Company’s largest competitor, as well as others, use the “infomercial” as their primary marketing format.

Selling products through "Infomercials" (direct response television sales - "DRTV") can serve as a profitable sales tool for appropriate products. According to Forbes Magazine, as of 2002 an estimated sixty three percent (63%) of Americans over the age of sixteen had purchased products after viewing an Infomercial program.

A company's startup situation hinges on the success of the initial products' testing periods. These test periods may last for six months each, with positive results being used to refine and enhance the product "show," and negative results (a product that does not test well early on) leading to the early abandonment of the product. Only successfully-tested product Infomercials will be further refined and broadcast in a full-scale media campaign.

The industry has made significant strides in overcoming negative public perception. Major corporations such as Apple, Sony, and Gateway use the sales channel as part of their overall marketing campaigns. Production quality has also improved in the past few years, resulting in viewers who perceive infomercial and direct response television as entertainment.

DRTV remains subject to negative public perception, and it can be a challenging and costly proposition. There remain incidents of DRTV production organizations requiring the manufacturers or owners of the products to pay for not only the cost of the goods, but also all of the production costs of a "test" infomercial, including legal compliance, talent, equipment rentals, production crews, location costs and other production fees and expenses, while declining to run the infomercial.

As a sales channel, DRTV is enjoying substantial growth. At the same time, consumers are overwhelmed with the high number of direct response programs currently airing, which viewers often perceive as annoying `paid advertising' programs. Media buyers jockey for coveted airtimes that produce high returns. These combined forces create a challenging environment for DRTV product developers. In spite of the challenges, the DRTV sales channel can return excellent profits for products that test well and meet the sales channel's tough requirements for success.

Growth rates for the electronic direct response industry (TV, radio and internet) have been quite strong, driven by deregulation, the proliferation of cable channels in the mid -1980's and the growth of the internet.

Infomercials are aired on national cable networks and local broadcast stations in all 212 broadcast markets nationally. The programs use sophisticated motivational techniques that drive viewers to immediately purchase the product through a Call-To-Action (“CTA”), usually in the form of a toll-free telephone order number. A typical presentation sequence in the program is: product introduction; product demonstration; customer testimonials; followed by a Call-To-Action (CTA). Quite often the viewer is provided with additional motivation to order the product through the use of product up-sells (...'but wait, there's more'..). The carefully crafted message cultivated by the program is intended to develop the viewer's sense of immediately needing the product, causing the viewer to react to the Call-To-Action. The desired result is the viewer's impulse buy of the product.

DRTV can be a cost-effective sales channel for delivering a product's message to a large number of viewers. A 1 % response rate to the CTA is considered typical. The total number of viewers watching the program, multiplied by multiple broadcast markets airing the program, can generate substantial calls even at just a 1% response rate. The channel closes a lower percentage of sales (generally 25%) compared to traditional one-on-one sales techniques, but reaches a mass audience that can allow tremendous economies of scale and high margin returns. Advertisers are turning to DRTV because the payback is much faster than that of traditional broadcast advertising.

Broadcast markets in Europe, Latin America, and Asia also represent an opportunity for DRTV sales, providing additional markets for extending the product's lifespan. While still generating sales in national DRTV and retail sales channels, a product can be tested and adapted for placement in international channels, generally in the order of Canada, Australia, Great Britain, France, Germany, Japan and China.

Infomercial advertising campaigns can build brands inexpensively, while creating a pent up demand for eventual retail rollout. The most costly expenditure in an infomercial campaign is that of buying airtime. Paying for airtime has two effects. Buying media airtime generates immediate sales from each airing of the infomercial. Just as importantly, brand awareness is quickly built through the airings, allowing the company to create a widely recognizable brand name for the product and the company. The infomercial marketing arena is often used as a product's introductory sales channel, effectively building brand awareness prior to rolling the product out into retail channels. When brand-name identification of a product is established through DRTV and other marketing methods, even greater income can be generated through product sales at retail and in foreign countries.

Infomercial Distribution

The three major types of media distribution are National Cable, Broadcast, and Satellite. Distributors sell blocks of airtime for infomercials in 30-second, 60-second, 120-second, 2-minute, and 30-minute increments (actually 28.5 minutes). The shorter time blocks are called 'short-form' and 'spots', the 30-minute blocks are called 'long-form'. Generally, infomercial products with higher prices and margins are appropriate for more expensive 30-minute blocks. A higher priced product generally requires more time to explain the benefits to the customer. A 30-minute timeslot offers a greater opportunity to educate customers about a product's benefits, and motivate that customer to place an order.

The long-form category is highly competitive. Not only do products compete against similar products in their categories, but each infomercial competes against all other infomercials airing in the same timeframe, regardless of category. are two new infomercials that began airing one-minute advertisements on stations monitored by IMS.

Principal Industry Factors

The principal competitive factors in our market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of site content, reliability and speed of fulfillment.

We believe that our products will offer the following competitive advantages to clients:

Flexibility. Our flexible platform will allow for more customized solutions for clients.
Categories. We will provide financial service companies with direct debit capability for their customers.
Operating cost. Low cost resources, no warehouse, all fulfillment and customer service are outsourced
Experience. We have processed over 250,000 e-commerce orders for resellers in the past, during the period during which we marketed our original ShopFast DSD Software.

Our Strategy

E-commerce is one of the fastest growing sales channels in the history of business, with U.S. online revenues predicted to grow from $172B in 2005 to $329B in 2010, according to Forrester Research. Consumer adoption of e-commerce continues at such a rapid pace that its overall growth remains strong and far outpaces more mature brick-and-mortar sales.

Because of the rapid growth of internet shopping, both existing and new businesses must consider establishing an on-line business presence to broaden their appeal to potential customers. Additionally, a growing percentage of both existing businesses and new businesses are exclusively focused online.

We are primarily targeting:

•	Ecommerce retailers
•	Small businesses
•	Home businesses
•	New businesses
•	Entrepreneurs
•	eBay sellers
•	Consumers

We believe that our business strategy offers the following advantages over traditional e-commerce:

•
Flexibility to add new resellers to our existing scaleable e-commerce platform and resources: Our e-commerce platform consists of the hardware and software needed to operate our e-commerce services. A reseller can be added to our e-commerce platform and infrastructure by the installation of ShopFast PC or ShopFast DSD on the reseller’s computer.

•
Utilization of a core technology platform across multiple markets: Internet Storefronts can be customized to be targeted to specific markets, without requiring the use of additional software or hardware other that required, and previously described, in order for the reseller to access the internet.

•	Distributing the cost of establishing supplier relationships over large numbers of clients.
•
Aggregating supplier purchases to achieve volume discounts: Orders received for a particular product from the various Internet Storefronts established by our clients are automatically aggregated by our software programs. This will enable us to purchase from suppliers enough quantities of particular products to be entitled to volume discounts from the suppliers.

•
Aggregation of customer data from all Internet Storefront to generate targeted marketing programs; and Provision of a complete set of resources and services which will create strategic relationships with resellers as we become integral to their continued success.

Infomercial Marketing of Our Products

We plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

Customers

Currently we have no paid customers. The company completed its final development and is in the process of completing the quality assurance process. The Company plans to commence marketing the software and anticipates having paid customers in the second quarter of 2008, depending on the funds available to the Company for such marketing efforts.

Competition

We will compete with a variety of other companies, including traditional stores, non-traditional retailers, such as television retailers and mail order catalogues, and a myriad of various online retailers of different sizes and financial capabilities offering both specialty and broad categories of products. Additionally our competition will include large online retailers, such as Amazon, Yahoo, eBay and half.com. Management believes our current principal competitor in the e-commerce service provider space is Monster Commerce, which markets its services primarily through infomercials.

Many of our current and potential competitors, including those mentioned in the preceding paragraph, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us.

See “Risk Factors--We are subject to significant competition and may be unable to keep up with the technology and pricing of our competition,” for a more detailed discussion of the competitive factors to which we are subject.

Intellectual Property

The Company does not have any registered trade marks. We have obtained the domain name http://www.shopfast.com (“shopfast.com”) as well as http://www.shopfast.net (“shopfast.net”) We also have obtained the domain name http://www.olb.com, which will be utilized to provide information about the Company as well as information about its products and services. This site will not be utilized for sales of software and or product, but it is anticipated that links to such sites, when appropriate, will be provided.

The Company still maintains ownership of the domain name http://www.colorbank.com, which was utilized in connection with its prior business operations. The Company has no present plans for the utilization of this domain name.

The company intends to file for registered trade marks for its products when funds are available for that purpose. However, there can be no assurance that the Company will be successful in obtaining any such trade marks.

The company is also the sole owner of all the source code and development properties of the ShopFast software.

Employees

As of March 31, 2008, we had one full time employees and fifteen part time employees, all of whom, except for Ronny Yakov, our chief executive officer, are outsourced as contractors to the Company. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties.

Regulation

At this time, there are no Federal or state certifications or other regulatory requirements applicable to our products and we are not of aware of any pending Federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the sales and distribution of our products in the United States or elsewhere; however, our products and business practices may be subject to review by industry self-regulatory agencies and consumer affairs monitors. Actions resulting from such reviews could include, but not limited to, cease and desist orders, fines and recalls.

Our advertising is subject to review by the National Advertising Council (NAC) and our advertisements could be subject to NAC recommendations for modification. The U.S. Federal Trade Commission (FTC) and state and local consumer affairs bodies oversee various aspects of our sales and marketing activities and customer handling processes. If any of these agencies, or other agencies that have a right to regulate our products, engage in reviews of our products or marketing procedures we may be subject to various enforcement actions.

See “Risk Factors -- Government regulation and legal uncertainties may damage our business,” for a discussion of governmental laws and regulations applicable to us.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-KSB, in evaluating us and our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

Risks Relating to Our Business – Going Concern Issues

We have incurred and will continue to incur financial losses until we are able to generate sufficient revenues from operations to offset such expenditures, and we will require additional financing, which may not be available when needed. If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

In 2007, we incurred an operating loss, which was offset by the gain on release of debt due to the write off of certain liabilities. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

We incurred significant losses from operations, and have a working capital deficit of approximately $ 261,000.

Our auditors have indicated that our past losses from operations and our working capital deficit raise substantial doubt as to our ability to continue as a going concern. These factors raise substantial doubt that we will be able to continue operations as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. We expect to incur significant up-front expenditures in connection with our e-commerce operations, including increased expenditures relating to marketing and sales and development of web sites for new clients, which will result in continuing operating losses. While we currently expect to commence marketing our e-commerce software and services in the second quarter of 2008, we anticipate that losses will continue until we attract and retain a sufficient number of clients for our products and services and are able to generate sufficient revenues from the e-commerce websites of such clients to offset such expenditures. Historically, we have not derived positive cash flow from a web site until it has been in operation for six to nine months. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Until we have received sufficient proceeds to conduct reduced operations focusing on quality and testing, maintaining, marketing and advertising ShopFast DSD and ShopFast PC, we will endeavor to fund our working capital requirements by obtaining loans from Ronny Yakov, who is our largest shareholder, and third parties. Mr. Yakov is under no obligation to advance any additional sums of money to the Company and, additionally, there can be no assurance that we will be successful in obtaining such funds from third parties during such portion of the offering period. We cannot assure you that we will generate revenues or positive cash flow or succeed in obtaining the financing necessary for our operations when needed and on acceptable terms, or at all. Our failure to obtain additional financing when needed will have a material adverse effect on our business, financial condition and prospects. If we cannot obtain such additional financing, our stockholders may lose their entire investment in us. We may have to limit operations during the period that we are looking for capital if we can not obtain interim working capital loans. We may incur losses in future periods, which could reduce investor confidence and cause our share price to decline.

We expect to increase our sales and marketing expenses, research and development expenses and general and administrative expenses, and we cannot be certain that our revenues will grow at a rate sufficient to cover these costs, if at all. Accordingly, we may be unable to operate profitably, even if we develop operations and generate revenues. The Company expects, based on prior experience, that the Company may have a negative cash flow for the first six to nine months after it commences marketing efforts planned to commence during the second quarter of 2008, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter.We will be dependent on a limited number of suppliers, and we currently have only one Supplier agreement and arrangement.

We anticipate that our business will be dependent on a limited number of suppliers engaged in competitive businesses such as sales of books, music, video, and audio products. We currently have only one agreement and arrangement with one supplier, Baker & Taylor Fulfillment, Inc, (“B&T”), for the above products. The Company will need to enter into additional agreements with other supply companies in order to expand the lines of products available on the OLB Database. We anticipate that, so long as we are processing orders by credit card, such additional agreements will be obtainable, although the terms of any such agreements are not expected to offer the Company direct credit or any other benefit other than that made available to other new customers of such entities with no current track record with such supplier.. Should we encounter the loss of a primary supplier, or a decline in the economic prospects or activity of such supplier, we might need to limit the listing of a product, or line of products, from the OLB Database. We also may also need to increase the delivery times for such products, resulting in losses of sales, which events could materially and adversely affect our financial condition and operating results and, consequently, our stockholders may lose their entire investment in us.

We will be dependent on third parties for fulfillment over whom we have only limited control or no control.

We do not carry any inventories and do not have any warehouse employees or facilities. We will be dependent on our suppliers to fulfill customer orders and ship merchandise directly to consumers on a timely and competitive basis.

While we have only limited control over the fulfillment and shipping procedures of our suppliers, we assume the risk of product delivery upon shipment. Poor performance by our suppliers would adversely affect our business and reputation.

Our business also depends on the ability of our suppliers to provide products at competitive prices in sufficient quantities and of acceptable quality. We cannot assure that you our suppliers will continue to sell merchandise on favorable terms or that we will be able to establish new, or extend current, relationships to ensure acquisition and delivery of merchandise in a timely and efficient manner and on acceptable commercial terms.

We expect that our suppliers, similar to B&T, will limit the circumstances under which we can return products for other than erroneously shipped products, damaged products, defective products. For other types of returns, we expect a time limit similar to the 60 days imposed by B&T, as well as a “re-stocking” type charge for certain categories of returns. In addition, a penalty for excessive returns which, in the case of B&T, will be a an increase in the return processing fee to 10% of the price charged by B&T for the remainder of the term of the agreement can be expected.

These type of agreements customarily impose a high rate of interest for failure to pay invoices timely (18% for B&T), provide no right to maintain an open account balance with the supplier, do not guarantee that products covered by the contract will always be in stock, and prices will be subject to change with little or no notice.

As, when and if, the Company increases the level of business it conducts with such suppliers, it is possible, but not assured, that the Company may be able to negotiate more favorable business terms.

We will assume certain risks of our suppliers, including the risk of loss on payment disputes.

Typically, a client’s customer will place the order on the Internet Storefront and pay for it by credit card on the Internet Storefront. Upon the placement of an order, we will automatically receive an electronic copy of the order, and we will receive the credit card funds directly from the credit card company. We will then purchase the ordered products from a supplier and arrange for direct delivery from the supplier to the client’s customer. The supplier will thereafter invoice us for the products purchased, which we will pay when due.. We will also pay to our client a commission on the products sold, which commission will be paid once a month with respect to all products sold by such client during the preceding month. We will retain any remaining profits, after payment of client commissions.

In the event of a customer dispute it is possible that a credit card company may charge back the purchase price of a product while we have paid the supplier for the products. The Company will have a potential for loss on such amounts if the dispute is not resolved to the customer’s satisfaction or the credit card company otherwise reverses any such charge back.

We hope to enter into additional agreements with our suppliers which will require them, as in the case with B&T, to pay us specified percentages (by product line) of total product sales offered by us over the Internet. We will recognize revenues on product sales when the product is shipped to the client’s customer by our supplier.. We will recognize the amount due to a supplier (i.e., total product sales less our specified percentage) in cost of sales. In order for us to adopt this accounting policy, we will assume the risk of loss on product shipments and bear the credit risk with respect to product sales. An unanticipated delay in shipping, or substantial shipments of defective goods and/or returns could result in our absorbing the loss. If product related losses are material, our business financial condition and operating results could likely be adversely affected.

In the case of B&T, we are obligated to utilize it as our primary supplier for goods within the categories specified in the agreement, as will more likely than not be the case with other primary suppliers we may enter into agreements with. In the event of limitations on product availability from a primary supplier, there exists a risk that orders can be lost pending an alternate source of supply. We will endeavor to have agreements in place with back-up suppliers in the event that a primary supplier runs into stock and or other fulfillment problems, but no assurance can be given that back-up suppliers will always be obtainable for all offered products.

High returns of the Company’s ShopFast PC Software could lower profit margins of the Company.

We plan to initiate a “money back guarantee policy” for our ShopFast PC individual and small business customers, who we refer to as “resellers,” which will permit resellers to return this product to us within 30 days if not satisfied, which is a common return period in the industry. A materially larger number of returns could lower our margins.

E-commerce is still an evolving market, with business and security risks, and we cannot assure you of the market acceptance we require in order to become profitable.

The business of selling goods over the Internet is relatively new and is still rapidly evolving. Demand for our products and services could be negatively affected by:

• inadequate development of Internet resources;
• security and privacy concerns; and
• inconsistent service quality.

Our future revenue and profits depend upon the widespread acceptance and use of the web as an effective medium of commerce by consumers. We cannot assure that a sufficiently broad base of consumers will adopt, and continue to use, the web as a medium of commerce. Failure of the web and online services to become a viable commercial marketplace would materially adversely affect our business, prospects and financial condition. If we are unable to acquire users for our services, our business will be adversely impacted, and our stockholders may lose their entire investment.

The need to transmit confidential information securely, such as credit card and other personal information, over the Internet has been a significant barrier to e-commerce. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. We cannot assure you that future advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by us to protect customer transaction data. Any publicized compromise of security could deter people from using the web for e-commerce transactions. Such security concerns could reduce the e-commerce market, force us to incur significant cost to protect ourselves from the threat of problems caused by such security breaches, and thereby materially and adversely affect our business, financial condition and operating results.

We are subject to certain global business operation risks.

The internet allows for potential clients and their customers to be located world-wide. Sales of our products and sales to customers by our clients may be subject to different laws and regulations in effect in such jurisdictions which could impede our growth. The Company, in conjunction with its suppliers, will develop policies for where orders for products shipment destinations by customers will be accepted in order to minimize risk exposure to the Company. Any negative impact changes in trade regulation could have an effect on the areas in which the Company can successfully maintain and/or develop its client base and a client can develop its customer base.

We are dependent on our clients to operate and promote their storefronts.

Our future success will depend upon on our clients’ properly operating the ShopFast Suite system they are utilizing and to promote their storefront. The failure of the clients to do so will have a material adverse effect on all aspects of the business of the Company.

We are subject to significant competition and may be unable to keep up with the technology and pricing of our competition.

Online retail shopping is relatively new, rapidly evolving and intensely competitive. We expect competition in the online commerce market to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail shopping industry is intensely competitive. We currently or potentially compete with a variety of other companies, including traditional stores, non-traditional retailers, such as television retailers and mail order catalogues, and other online retailers. Competitive pressures created by any one of the foregoing, or by our competitors collectively, could have a material adverse effect on us. Our competition includes a myriad of various online retailers of different sizes and financial capabilities offering both specialty and broad categories of products and, in addition, large internet retailers such as Amazon, Yahoo, eBay and half.com.

The options generally available to a retailer desiring to sell goods or services on the internet normally require a large up-front investment, lengthy development cycle and recurring maintenance and update costs for which we plan to provide a cost effective and efficient alternative to our clients. Clients who purchase and use our ShopFast DSD and ShopFast PC will not have to invest in hardware, software or staffing beyond that which is normally required for access to the internet and the web. The equipment and services required includes, an internet ready computer equipped with an operating system that fully supports Internet Explorer Version 5.0 or higher, an internet service provider with high speed service (although dial-up, while slower will operate) and a printer. Instead, other than the basic equipment listed above, they will be able to access our existing resources and will be able to use ShopFast DSD or ShopFast PC, as case may be, without having to purchase additional software or hardware. While our ShopFast DSD and ShopFast PC has been designed to be easily installed and operated by persons not having computer expertise and to offer the a quick and direct way for any business or individual to begin selling products over the Internet, we cannot assure you that we will be able to compete with our competitors.

We believe that the principal competitive factors in our market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of site content, reliability and speed of fulfillment. Many of our current and potential competitors, including those mentioned in the preceding paragraph, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. In addition, other on-line retailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other on-line services increases. Certain of our competitors may be able to secure merchandise from manufacturers and/or suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us may have a material adverse effect on business, financial condition and results of operations. We are dependent upon our proprietary technology and are subject to the risk of third party infringement claims.

Our success and ability to compete is dependent in significant part upon our proprietary software technology. We rely upon a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Currently we have no patents or trademarks on file to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We cannot assure that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop a non-infringing technology or license the infringed or similar technology our business, results or financial condition could be materially and adversely affected..

Failure of our hardware systems or system suppliers could have a material adverse effect our business.

We will depend on third party communications providers to enable internet users to access our resellers' web sites and the ShopFast DSD website which we intend to establish when the ShopFast DSB becomes ready for sale. These web sites could experience disruptions or interruptions in service due to failures by these providers. In addition, end-users depend on Internet service providers, online service providers and other web site operators for access to these web sites. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Material delays and system failures would adversely affect our operations and could have material adverse effect on our business, prospects and financial condition

Our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems linking us to our suppliers who are responsible for fulfilling such orders. We depend on such systems for receiving orders for the products included in our OLB Database and communicating with our suppliers, clients, and customers of our clients. We depend on our computer hardware systems throughout processing of an order and the related payments, and the failure of such systems will have an adverse effect on our ability to process an order efficiently

Our systems are vulnerable to damage or interruptions from fire, flood, power loss, telecommunications failures, break-ins and similar events. We presently do not have redundant systems and do not have a formal disaster recovery plan. We carry limited business interruption insurance to compensate us for losses, which may be insufficient to cover all the damages. An event of the magnitude of September 11, 2001, could severely affect our operations and have a material adverse effect on our business, financial condition and operating results.

Our network resources may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, leading to material interruptions, delays or cessation in service to resellers and customers. Inappropriate use of the internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our resellers.

We are dependent on an increased network capacity for growth and will need additional capital to expand it.

Our current hardware and software systems will enable us to process such orders for a maximum of 20,000 clients. In order to process orders for more than 20,000 clients, the Company will need to acquire additional hardware and software systems.

Our operations will depend upon the capacity, reliability and security of our network resources. We currently have limited network capacity and will be required as we grow to continue to expand our network resources to accommodate increased numbers of users and the amounts of information they may wish to access. Expansion of our network resources will require substantial financial, operational and management resources. We cannot assure that you we will be able to expand our network resources to meet potential demand on a timely basis, at a commercially reasonable cost, or at all. Our failure to expand network resources on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

We have changed the focus of our business and are subject to many of the risks associated with a new business.

We, by way of our predecessor company, commenced e-commerce operations in 1997, and such predecessor discontinued its focus on the digital media services business in 1999, which was wound down and fully discontinued in 2001. Thereafter, the focus became the development and implementation of our initial introduction of ShopFast software. In 2000 we completed the original version of our ShopFast DSD software. In fiscal 2001 and 2002 the Company lacked the funds to further develop the software In January 2003, we revised our e-commerce business plan by undertaking the redesign and redevelopment of our products and changing our marketing strategy. However, during fiscal 2003 and 2004, we were also unable to expend funds for the development of the software as the result of the inability of our merger partner to provide the Company with the promised funding in accordance with the Merger Agreement. Such redesign of our products was made for the purpose of incorporating into our previously existing products current technologies and software that is intended to make the products easier to use. In January, 2006, to aid us in redesigning and developing our ShopFast PC and ShopFast DSD products, we retained six freelance software developers, some of which are operating in India. Such software developers are responsible for ensuring that the features of our software products work properly, resolving any problems in the software, and developing any new features that we desire to add. These software developers are paid on an hourly fee basis for their services. No written agreements have been entered into with any of such software developers.

In addition, to marketing to existing businesses as we had in the past, our new business plan contemplates selling our newly developed ShopFast PC product to individuals and small businesses wishing to launch e-commerce businesses. We plan to use television infomercials and other advertising venues to market our product.

We have limited experience in developing and commercializing new products and services delivered over the Internet. There is limited information available concerning the potential market acceptance of our products and services. Although we had processed approximately 250,000 orders for the purchase of products or services over the Internet in the past from 1999 to 2002, in connection with our original version of the ShopFast DSD software, such experience is limited compared to that of major internet retailers such as Amazon.com and Ebay.com.

Accordingly, effectively, we are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new enterprise in an emerging and rapidly evolving industry characterized by an increasing number of new Internet products and services.

The effective execution of our business will be largely dependent upon our ability to:

•	obtain adequate financing;
•	successively complete the development and testing of our redesigned products;
•	achieve significant market acceptance for our products and services;
•	expand our resources and increase system capacity; and
•	hire and retain skilled management, technical, marketing and other personnel.

We cannot assure you that we will be able to execute our business successfully, or that we will not encounter unanticipated expenses, problems or technical difficulties will result in material delays in its implementation. If we fail to implement our business plan effectively, our business, financial condition and prospects will be materially and adversely affected.

Our failure to finance operations would have a material effect on our business plan.

We cannot assure you that any delay or modification of our plans would not adversely affect our business, financial condition and results of operations. If the Company does not develop a source additional financing the Company will continue to be dependent on possible additional financing from Ronny Yakov, our chief executive officer and principal stockholder who has provided financing in the past, but he has no binding commitment to continue such financing. We may not be able to obtain financing from other sources or, if obtained, such financing may not be on terms favorable to us.

Possible partnering with a third party for advertising and marketing, since we have a limited financial resources that could have a material adverse effect on our potential revenues

We would consider partnering with a third party to finance the advertising and marketing of our products and with whom we would share revenues, which would result in the Company receiving a materially lower portion of the potential revenues from operations. The Company has had a preliminary telephone conversation with Gunthy-Renker Corporation of Palm Desert, California to initially explore possibilities. This conversation was limited to an inquiry as to whether Gunthy-Renker would have any general interest in partnering with respect to the Shopfast DSD and Shopfast PC products. The Company has not to date furnished a business plan nor any other information on the Company or its products to Gunthy-Renker There can be no assurance that such a partnering arrangement would be available to us if we sought such an arrangement.

We are dependent on our Chief Executive Officer, the loss of whom could have a material adverse effect on us.

Our future success depends in significant part upon the continued service of Ronny Yakov, our Chairman and Chief Executive Officer. Mr. Yakov has outsourced the development of our product and the future marketing of the product to a small team of developers and personnel. Our future success depends on our ability to attract and retain highly qualified management, technical, sales and marketing personnel. Competition for such personnel is intense, and we have, at times in the past, experienced difficulty in recruiting and retaining qualified personnel. We do not carry key man insurance for Mr. Yakov.

We do not have an experienced chief financial officer.

The Company does not presently have an experienced chief financial officer and Mr. Yakov, the Company’s sole director, officer and principal shareholder, is currently serving as the Company’s Chief Executive Officer, President, Secretary and Interim Chief Financial Officer and therefore may be subject to potential conflicts of interest. There are no independent directors of the Company and the Company does not have either an audit committee or a compensation committee.

We could be subject to product liability claims.

We may be subject to product liability claims if people or property are harmed by the products sold by third party resellers in connection with ShopFast PC and/or ShopFast DSD. Some of the products sold may expose us to product liability claims relating to personal injury, death, or property damage if caused by such products. Our agreements with our customers, whom we refer to as ShopFast business partners, will not typically contain provisions designed to limit our exposure to potential product liability claims. Further, any limitation of liability provisions contained in such agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any material product liability claims to date, there can be no assurance that we will not be subject to such claims. We currently do not have insurance coverage against product liability and/or errors and omissions claims and there can be no assurance that such insurance will be available to us on commercially reasonable terms or at all. A successful product liability claim of significant magnitude brought against us would have a material adverse effect on our business, prospects and financial condition.

Our business is seasonal and quarterly operating results can be expected to fluctuate significantly.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

•	seasonal fluctuations in consumer purchasing patterns;
•	timing of, response to and quantity of ShopFast DSD business clients and ShopFast PC resellers;
•	changes in the growth rate of internet usage;
•	actions of our competitors;
•	the timing and amount of costs relating to the expansion of our operations;
•
general economic and market conditions; system failures, security breaches or Internet downtime; difficulty in upgrading our information technology systems and resources the costs of acquisitions and risks of integration of acquired businesses.

Our revenue for the foreseeable future will remain primarily dependent on online user traffic levels, online sales of merchandise appearing on the websites of ShopFast DSD business partners and ShopFast PC resellers. Such future revenues are difficult to forecast. Any shortfall in revenues in relation to our expenses would have a material adverse effect on our business, prospects and financial condition. Moreover, many of our expenses are fixed in the short term and determined based on our investment plans and estimates of future revenues. We expect to incur significant new expenses in further developing our technology and service offerings, as well as in advertising and promotion to attract and retain consumers and merchants, before generating associated revenues. We may be unable to adjust our expenditures quickly enough to compensate for any unexpected revenue shortfall. For these or other reasons, our financial results in future quarters may fall below the expectations of management or investors and the price of, and long-term demand for, our shares could decline.

Our limited operating history in the e-commerce market makes it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet consumer purchasing, our results of operations from quarter to quarter will be less comparable. We expect sales to fluctuate in a manner similar to that of the retail brick and mortar sales industry and, accordingly, believe that our sales will peak during our fiscal fourth quarter.

Investors should not rely on quarter-to-quarter comparisons of our results of operations as indicative of future performance. It is possible that, in future periods, our results of operations may not meet expectations.

Government regulation and legal uncertainties may damage our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are currently being debated at all levels of government and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, have begun to be interpreted by the courts, but their applicability and scope remain somewhat uncertain.

Accordingly, the laws and regulations applicable to the Internet and our business in the jurisdictions where we expect to operate are evolving. Governments may adopt new laws and regulations governing the Internet and the conduct of business on the Internet that could increase our costs of doing business or limit the attractiveness of online shopping. Additionally, consumer protection and safety laws applicable to products included in our OLB Database and sold in connection with ShopFast PC or ShopFast DSD may differ from product to product or merchant to merchant, and some products or merchants may be subject to more extensive governmental regulations than others. These laws and regulations could expose us to substantial compliance costs and liability. In response to these laws and regulations, whether proposed or in effect, as well as public opinion, we may choose to limit the types of merchants or products we will include in our OLB Database, which could, in turn, decrease the desirability of our service and reduce our revenues.

Imposition of sales and other taxes may damage our business.

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as our company and our clients is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on our business.

Several proposals have been made at the U.S., state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government recently enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The imposition of Internet usage taxes or enhanced enforcement of sales tax laws could make online shopping less attractive to consumers, which could have an adverse affect our business, financial condition and operating results.

Our market may undergo rapid technological change and any inability to meet the changing needs of our industry might render our products obsolete and could harm our financial performance.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and changing consumer demands. We may not be able to keep up with these rapid changes. As a result, our future success depends on our ability to adapt to rapidly changing technologies, to respond to evolving industry standards and to improve the performance, features and reliability of our service. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes may require us to incur substantial expenditures to modify or adapt our service and resources, which could harm our financial performance and liquidity.

The rapid evolution of our industry makes it difficult for investors to evaluate our business prospects, and may result in significant declines in our share price.

Internet commerce has grown rapidly in recent years and consumer usage patterns have continually evolved. During this period, many businesses, including shopping services, related to Internet commerce have failed. Because Internet commerce is a young industry, we have may need to frequently change websites and other aspects of our business operations. Some of the special risks we face in our rapidly evolving industry are:

•	difficulties in forecasting trends that may affect our operations,
•	challenges in attracting and retaining consumers and merchants;
•	significant dependence on a small number of revenue sources;
•	evolving industry demands that require us to adapt the prices at we which offer our software products and related services from time to time; and
•	adverse technological changes and regulatory developments.

Our ShopFast software will, as business develops, offer quick execution and creation of an online store with a potential of millions of products aggregated from different suppliers and fulfillment sources to the network. However, we may be unable to keep up with the technological developments of our competitors. If we are unable to overcome these risks and difficulties as we encounter them, our business, financial condition and results of operations may be adversely affected.

Our growth may be dependent on our ability to complete acquisitions and integrate operations of acquired businesses.

The evaluation of, and the acquisitions of other businesses with an established history of profitability or which our management believes will be profitable within two quarters of its acquisition. We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are in the process of being integrated with and into our then current operations. While the Company intends to exert substantial efforts to acquire complementary businesses, in the event the Company is not successful in acquiring complementary businesses, the Company may determine that it is in the best interests of the Company to commence to develop complementary products to its software products and/or incorporate additional functionality into newer versions of its current software, while still pursuing possible acquisitions.

As part of our business strategy, we intend to acquire complementary businesses. Our management believes that we can achieve profitability if, in addition to generating revenues based on sales of our software products, we also acquire complementary businesses. The Company expects, based on prior experience, that the Company may have a negative cash flow for the first six to nine months after it commences operations, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. There can be no assurance that any such acquired businesses will be profitable, If such acquired businesses were not profitable at the time of acquisition, the Company would expect such businesses to experience a negative cash flow for from six to nine months from acquisition, which could materially affect the operations of the Company and cause it to continue to incur financial losses for an indefinite period of time. The Company has not entered into a non-binding letter of intent with Sammax Enterprises, LLC/ Auction MOJO for the purchase of certain of the assets of that entity relating to a potential franchise system for the facilitation of sales of products delivered by the public for sale on e-bay and other product sale internet sites. The Company has no present plans to implement any such franchise system. The Company has had discussions with entities regarding the potential acquisition of businesses or assets, but has not entered into any binding agreements to consummate such potential transactions, but has entered into non-disclosure agreements to allow the Company to conduct basic reviews of the business operations and/or assets of such entities, each predicated on Company’s agreement not to identify such entities prior to the time a decision has been made by the Company to proceed beyond its initial discussions.

The Company believes that businesses in the areas of (i) e-commerce product sales that market products other than those then offered (or successfully offered) by the Company in its OLB database and (ii) in the area of e-commerce, but which successfully have in place software continuation programs and (iii) other e-commerce business meeting the profitability criteria, would be businesses that would be complementary to the Company’s present business . The term “continuation programs” refers to a software program for which the customer (and possibly each end user) pays a continuing monthly subscription fee.

We may not be able to successfully integrate the acquired company’s operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected in the future by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation expense attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, as indemnity for such liabilities typically are limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Risks Relating to Our Securities

We are controlled by our principal shareholder who has the power to direct all corporate decisions.

Ronny Yakov, our sole director and sole officer (Chief Executive Officer, President, Secretary and Interim Chief Financial Officer), beneficially owns approximately 60% of our outstanding common stock. Accordingly, he is in a position to control all actions taken at a meeting of the Board of Directors and/or at a meeting of shareholders. By virtue of such potential vote he can determine the future actions taken by the Company and also has the ability to delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

There is a limited trading market for our securities.

Although our common stock is quoted in the OTC Bulletin Board, there has been a limited trading market for our securities. There can be no assurance that an active trading market in our securities will develop.

The market price of our securities may be highly volatile or may decline regardless of our operating performance.

The market prices of the securities of Internet companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our securities, regardless of our actual operating performance. Additional factors that could cause fluctuation in the price of our shares include, among other things:

•	actual or anticipated variations in quarterly operating results;
changes in financial estimates by us or by any securities analysts who may cover our shares;
•	conditions or trends affecting our merchants or other providers;
•	changes in the market valuations of other online commerce companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements concerning the commencement, progress or resolution of investigations or regulatory scrutiny of our operations or lawsuits filed or other claims alleged against us;
•	capital commitments;
•	introduction of new products and service offerings by us or our competitors;
•	entry of new competitors into our market; and
•	additions or departures of key personnel.

In the past, securities class action litigation have often been brought against companies following periods of volatility in the market prices of their securities. Such litigation could result in significant costs and divert management attention and resources, which could seriously harm our business and operating results.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It also will likely make it more difficult to attract new investors at times when we require additional capital.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and we currently intend to retain any future earnings to fund the development and growth of our business. Accordingly, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our securities.

Our common stock is considered a ‘‘penny stock’’ and may be difficult to sell.

The Securities and Exchange Commission has adopted regulations which generally define a ‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Our future sales of common stock by management and other stockholders may have an adverse effect on the then prevailing market price of our common stock.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 15,729,151 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Concentration of ownership and exercise of control.

Ownership interest in our common stock is concentrated in a small group and may conflict with our other future stockholders who may be unable to influence management and exercise control over our business.

As of the date hereof, our executive officers and directors own 59% of the issued and outstanding shares of our common stock. Our current stockholders will continue to exert significant influence over our management and policies to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote

Accordingly, our other stockholders may be unable to influence management and exercise control over our business.

Future designation and issuance of preferred Stock.

The Board of Directors of the Company can authorize the issuance of shares of the Company’s preferred stock, from time to time, in the future. In connection therewith, the Board of Directors can designate terms of the preferred stock for each such issuance, that could have a materially adverse affect on the dividend rights and/or voting rights of the Common Shareholders .

Potential for significant dilution from future capital financings.

In the event that the Company should determine to raise additional funds through the conduction of a capital financing, the shares issued in connection with such capital financing could result in a substantial dilution to the then current Common Shareholders.

There is very limited trading market for our securities.

Very limited trading market exists for our securities and no significant market will develop until our shares will be dispersed more widely. Any purchasers of shares from us directly and transferees of the shares held by our current stockholders may find it difficult to dispose of their shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently share office space at 1120 Avenue of the Americas, New York, NY and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. During the past 12 months we have paid a high of $256 per month and a low of $138 per month. We have the right to expand or minimize our use of the lease space in accordance with our needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and are not aware of any pending or threatened proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded in the pink sheets.

Year	Quarter	High Bid	Low Bid
2005	June 30	NONE	NONE
2005	September 30	NONE	NONE
2005	December 31	$0.35	$0.19
2006	March 31	$0.58	$0.07
2006	June 30	$0.13	$0.05
2006	September 30	$0.07	$0.05
2006	December 31	$0.13	$0.03
2007	March 30	$0.34	$0.08
2007	June 30	$0.25	$0.14
2007	September 30	$0.18	$0.07
2007	December 31	$0.10	$0.09

The closing sales price on March 31, 2008 was $0.18 per share. All Quotations provided herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions.

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 15,729,151 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The Company has no outstanding preferred stock, options or warrants.

At March 31, 2008 there were approximately 127 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities.

During the two years ended December 31, 2007, we made the sales or issuances of unregistered securities listed in the table below.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Dec 2006	Common Stock	5,398,453 Shares	In conversion of accrued but unpaid salary and unpaid loans; no other consideration; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.

Feb-Dec 2007	Common Stock	6,239,027 Shares	For services rendered and cash; no other consideration; no commissions paid.	Section 3(9) – Regulation A , qualified 12/27/06

Mar-Dec 2007	Common Stock	2,060,534 Shares	In conversion of accrued but unpaid salary and unpaid loans; no other consideration received; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.

Nov 2007	Common Stock	91,000 Shares	Exercise of warrants issued in connection with the merger of the Company and its predecessor. Aggregate exercise price $18,200; no other consideration; no commissions paid.	Section 4(2) – exercise of Warrants issued in connection with the merger of the Company with its predecessor.

Recent Purchases of Securities

In 2007 there were no repurchases of our common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition.

The Company has had no revenues from operations since inception. Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force Issue No. 99-19, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with Emerging Issue Task Force Issue No. 00-10, accounting for shipping and handling fees and costs.

Allowance for Doubtful Accounts.

Currently we have no accounts receivable. We are required to make judgments based on historical experience and future expectations, as to the realizability of our accounts receivable. We make these assessments based on the following factors: (a) historical experience, (b) customer concentrations, customer credit worthiness, (d) current economic conditions, and (e) changes in customer payment terms.

Overview.

We are e-commerce service provider, which enables a business desiring to sell goods and services on the internet to utilize the our e-commerce resources and support services, thus creating economies of scale and cost efficiencies for e-commerce sellers throughout the entire e-commerce process.

The products that we plan to distribute over the next year and will account for most of our business are as follows:

•	ShopFast PC
•	ShopFast DSD

There are a number of trends in the eCommerce/direct response marketing industry, the most significant of which is the trend toward integrated marketing strategies. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, social networking, and other disciplines. The objectives of integrated marketing are to promote our products and services,

Price is no longer the sole motivator of purchasing behavior for our potential customers. With the availability of similar products from multiple sources, customers are increasingly looking for distributors who provide a tangible value-added to their products. As a result, we provide a broad range of products and related services. Specifically, we will provide research and consultancy services, artwork and design services, and fulfillment services to our customers. These services will be provided in-house as well as outsourced by our current suppliers.

We can provide no assurances that our expectations described above will be realized.

Recently Issued Accounting Pronouncements.

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

FASB 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any; the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

FASB 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

FASB 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

FASB 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

EITF 00-19-2 - Accounting for Registration Payment Arrangements

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement

SAB 108 – Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be the Company’s fiscal year 2007.

Liquidity and Capital Resources.

We anticipate that our future liquidity requirements will require a need to obtain additional financing. The Company’s primary sources of funding to date consists of loans from its Chief Executive Officer and principal stockholder, Ronny Yakov. Although Mr., Yakov has provided financing in the past, he has no binding commitment to continue such financing. We may not be able to obtain such additional financing or, if obtained, such financing may not be available and/or not be on terms favorable to us.

PLAN OF OPERATION.

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the second quarter of fiscal 2008, to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

Over the next twelve months, we do not expect to purchase or sell any significant equipment. We are currently redesigning ShopFast PC so that the Internet Storefront can be created by a client having limited computer expertise without our assistance. In previous versions of ShopFast DSD, the Internet Storefront would have had to have been created by an administrator employed by us. We are redesigning ShopFast PC so that the client can create the Internet Storefront on the client’s own, in the following five steps:

Step 1: Choose the categories of items to be sold on the store.

Step 2: Design the store by choosing layouts, fonts, colors and a logo.

Step 3: Personalize the store by adding descriptive text

Step 4: Account information to facilitate payments for the store subscription as well as payment of commissions

Step 5: Final store confirmation and immediate store generation.

If we successfully test our ShopFast PC product, we are planning to develop or acquire additional products to complement our e-commerce products. We anticipate that we will also need to make expenditures in the following areas: to expand our existing ecommerce platform and replace some of the existing hardware and servers to service the volume of transactions we anticipate and to add more marketing and administrative personnel, although our initial plan is outsource significant services to third party providers. The additional products to be developed and/or acquired have not yet been identified, but are expected to be the result of requests by clients and/or their customers for additional functionality, services, payment methods and/or product availability.

We are currently in the quality assurance testing phase for our re-developed ShopFast DSD software, which is based on a different design platform than the prior versions, allowing it to operate faster and under all computer operating systems that can fully support Internet Explorer 5.0 or higher. ShopFast DSD will have be a customized product to the needs of the particular clients. The immediately prior paragraph is also applicable to the successful testing of our re-developed ShopFast DSD product.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

OVERVIEW

We are an e-commerce service provider engaged in the development of software products and other services designed to help businesses sell products over the internet. We are currently developing two software products: ShopFast Direct Shopping Database™ (“ShopFast DSD”), and ShopFast Profit Center™ (“ShopFast PC”). Each of these software products enables the user of the software to create an internet website from which such user can sell products located on a database maintained by us (the “OLB Database”).

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative  ("G&A") expenses increased by $1,208,550 or 476% to $1,530,172 for the year ended December 31, 2007, compared to the prior year. This increase in G&A expenses was the result of an increase in professional fees and services.

NET LOSS

         Net Loss increased by $(1,726,260) or (3,564.4) %, to $(1,677,830) for the year ended December 31, 2007, compared to the prior year.  This increase in Net Loss was the result of an increase in G&A expenses that have been paid by stock for service.

We wrote off on December 31, 2006. $727,567 for the previously incurred liabilities represented mainly professional and consulting services for discontinued operations prior to January 1, 2002. Payments on these liabilities were never made, as the associated operations did not produce sufficient cash flow for such payment. Accordingly, the Company notified these vendors of its inability to pay for the incurred services.

Additionally, as of December 31, 2006 the company accrued $162,371 for previously incurred judgments related to discontinued operations prior to January 1, 2002. By December 31, 2007, the company adjusted those judgments down to $52,095, resulting in a gain on settlement of debt of $110,276. The decrease in the amount and resulting gain was due to the discovery that certain judgments had been over accrued.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended  December 31, 2007, the Company used $ 58,178 of cash for operating activities, as compared to $ 130,892 cash used through the fiscal year ended December 31, 2006. The decrease in the use of cash for operating activities was a result of a decrease in legal and consulting fees.

Cash provided from financing activities during the year ended December 31, 2007 was $60,311 as compared to $122,170 through fiscal year ended December 31, 2006. Our capital needs have primarily been met from the proceeds of Reg-A offering, and loans from our president.

Our financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern through December 31, 2007. Our independent registered public accounting firm has issued their report dated April 5, 2008 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION AND FINANCING NEEDS

We are engaged in developing eCommerce software.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software.  We believe that our current cash and investment balances will be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2008, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

ITEM 7.	FINANCIAL STATEMENTS.

The report of the Independent Accountants, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB, following this page.

The OLB Group, Inc.

FINANCIAL STATEMENTS

December 31, 2007

The OLB Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheet of The OLB Group, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 5, 2008

The OLB Group, Inc.

Balance Sheet

December 31,
2007
ASSETS

CURRENT ASSETS

Cash at bank	$2,333

Prepaid expenses	95,833

Total Current Assets	98,166

OTHER ASSETS

Internet domain	4,965

TOTAL ASSETS	$103,131

CURRENT LIABILITIES

Accounts payable and accrued expenses	$186,527
Judgment payable with accrued interest	172,627

Total Current Liabilities	359,154

TOTAL LIABILITIES	359,154

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-
Common stock, $0.01 par value; 200,000,000 shares authorized, And 43,691,067 shares issued and outstanding,	436,912
Additional paid-in capital	10,370,639
Accumulated deficit	(11,063,574)

Total Stockholders’ Equity (Deficit)	(256,023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$103,131

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,	December 31,
	2007	2006

NET REVENUES	$-	$-

OPERATING EXPENSES
Officers salary	250,000	250,000
General and administrative	1,530,172	321,622
Software development	-	93,085

Loss from operations	1,780,172	664,707

OTHER INCOME (EXPENSE)

Gain on release of debt (Note 4)	110,276	727,567
Interest expense	(7,934)	(14,430)

Total Other Income	102,342	713,137

NET INCOME (LOSS)	(1,677,830)	48,430

BASIC INCOME (LOSS) PER SHARE	$(0.04)	$0.00

DILUTED INCOME (LOSS) PER SHARE	$(0.04)	$0.00

BASIC WEIGHTED AVERAGE SHARES	39,939,864	30,153,488

DILUTED WEIGHTED AVERAGE SHARES	39,939,864	41,622,804

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at, December 31, 2005	29,902,053	$299,021	$8,268,112	$(9,434,174)

Issuance of common stock to convert accrued salaries and loans to equity	5,398,453	53,985	323,906	-

Net Income for the year ended December 31, 2006	-	-	-	48,430

Balance at, December 31, 2006	35,300,506	353,006	8,592,018	(9,385,744)

Issuance of common stock for cash	44,000	440	10,560	-

Issuance of common stock to convert accrued salaries and loans to equity	2,060,534	20,605	263,965	-

Issuance of common stock for services	6,195,027	61,951	1,486,806	-

Issuance of common stock to convert warrants to equity	91,000	910	17,290	-

Net Loss for the year ended December 31, 2007	-	-	-	(1,677,830)
Balance at, December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,677,830)	$48,430
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Stock for services	1,452,923	-
(Gain) on release of debt	110,276	(727,567)
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	52,545
Increase in accounts payable and accrued expense	56,453	495,700

Net Cash (Used in) Operating Activities	(58,178)	(130,892)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	(3,460)	3,460
Repayment of loan- officer	(14,400)	-
Proceeds from loan - officer	48,471	118,710
Proceeds from sale of common stock	29,200	-

Net cash provided by financing activities	60,311	122,170

NET CHANGE IN CASH	2,133	(8,722)

CASH – BEGINNING OF YEAR	200	8,922

CASH – END OF YEAR	$2,333	$200

CASH PAID FOR

Interest	$-	$-
Taxes	$932	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$284,571	$377,891
Stock for services	$1,548,757	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

The company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01per share. We currently have 43,691,067 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.
.
NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

FASB 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any; the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

FASB 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

FASB 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

FASB 159 – Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

EITF 00-19-2 - Accounting for Registration Payment Arrangements

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement

SAB 108 – Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be the Company’s fiscal year 2008.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Incomes Taxes:

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Company has not filed a tax return since the 2005 year. Minimum state tax payments have accrued in states for which the company has operated. Upon filing all amounts paid will be subject to penalties and interest according to the state of New York. The statue of limitations remains open on all years from 2006 going forward. The statute will not begin to run until the Company files the tax return. Once the return has been filed the IRS will have 3 years to examine and adjust the amounts reported.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed. No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

At December 31, 2007, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less from the date of purchase to be a cash equivalent.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves for potential credit losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life. Assets under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

The Company adopted Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use (”SOP 98-1”), which requires the capitalization of internal use software and other related costs under certain circumstances. The Company is implementing a direct shopping database. External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project will be capitalized in accordance with SOP 98-1. To date we have not capitalized any software development costs.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized. Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

Stock-based Compensation

The Company follows SFAS No. 123(R), "Accounting for Stock-Based Compensation" which, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” ("APB25") and related interpretations with proforma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. Under SFAS No. 123(R) effective for periods beginning after June 15, 2005, share-based payment liabilities incurred to employees must be measured at fair value and must be recorded as expense.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2007, the Company wrote off $110,276 of accounts payable and other accruals that were older than six years and therefore deemed uncollectible based on various state statutes of limitations. The previously incurred liabilities represented mainly professional and consulting services for discontinued operations prior to January 1, 2002. Payments on these liabilities were never made, as the associated operations did not produce sufficient cash flow for such payment. Accordingly, the Company notified these vendors of its inability to pay for the incurred services.

On June 7, 2005, an order was entered granting a plaintiff partial summary judgment in the amount of $77,500, plus interest at the statutory rate from July 31, 2002. Interest accrued as of December 31, 2007 is $43,031. The court denied summary judgment with respect to plaintiff’s claim for unpaid sales tax in the amount of $6,435 and severed that part of the Action. We are currently pursuing settlement negotiations with the plaintiff; however, pending the outcome we have accrued the full liability.

Additionally, as of December 31, 2006 the company accrued $162,371 for previously incurred judgments related to discontinued operations prior to January 1, 2002. By December 31, 2007, the company adjusted those judgments down to $52,095, resulting in a gain on settlement of debt of $110,276. The decrease in the amount and resulting gain was due to the discovery that certain judgments had been over accrued.

NOTE 5 - STOCKHOLDERS’ EQUITY

In 1999 the Company adopted the 1999 Stock Option Plan (the "Plan"). Pursuant to the Plan, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive qualified and nonqualified stock options to purchase up to 500,000 shares of common stock.

Under the terms of the Plan, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less than 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2007.

There were no options outstanding at December 31, 2007 or December 31, 2006.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

During 2007, the Company issued 44,000 shares of common stock in exchange for $11,000.
During 2007, the Company issued 2,060,534 shares of common stock in conversion of $284,570 of accrued salaries and related part loans. Shares were valued based on the closing price on the day the shares were authorized.

During 2007, the Company issued 6,195,027 shares of common stock for services at $0.25 per share.

During 2007 the Company issued 91,000 shares of common stock at $0.20 per share in order to convert outstanding warrants.

NOTE 6 - RELATED PARTY TRANSACTIONS

In 2007, the Company converted $284,570 of accrued salary and loans owed to the Company’s President into 2,060,534 shares of common stock.

In December 2006, the company converted accrued salary and loans from the company’s President totaling $377,891 into 5,398,453 shares of common stock.

In February 2004, the Company entered into an employment agreement with its founder and President that expires on February 28, 2009. The agreement provides for an annual salary of $250,000, fringe benefits and an incentive bonus based on achievement of certain performance targets. The agreement also includes a covenant not to compete with the Company for a period of one year after employment ceases.

NOTE 7 – WARRANTS

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2005	11,469,316	$0.20
Granted	-	-
Expired/Cancelled	-	-
Exercised	-	-

Outstanding, December 31, 2006	11,469,316	$0.20
Granted	-	-
Expired/Cancelled	11,469,316	-
Exercised	91,000	0.20

Outstanding December 31, 2007	-	$0.00

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

The following table summarizes information about warrants outstanding at December 31, 2006.

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.20	11,469,316	0.87	$0.20	11,469,316	$0.20

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of he deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2007	2006

Deferred tax assets:	$1,497,400	$1,460,100
NOL carryover
Accrued expenses	67,300	63,325
Deferred tax liabilities:	-	-

Valuation allowance	(1,564,700)	(1,523,425)

Net deferred tax asset	$-	$-

	2007	2006

Book income	$(654,350)	$18,890
Stock for services/options expense	566,640	101,130
Meals and entertainment	3,410	678
Other	124	100
Accrued expenses	47,000	-
Valuation allowance	(37,176)	(120,798)

	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $3,800,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2007 and 2006 - Continued

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 9 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $ 261,000, which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In 2007, the Company incurred an operating loss, which was offset by the gain on release of debt due to the write off of certain liabilities. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 10 – SIGNIFICANT EVENTS

On December 21, 2007, the Company filed the Form 10SB to become a reporting company.

NOTE 11 – SUBSEQUENT EVENTS

On February 28, 2008, the company started trading on the OTCBB. Under the Symbol: OLBG

ITEM8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES.

Prior to the filing of our Form 10-QSB for the second quarter of 2008, our management intends to complete an evaluation of the effectiveness of the design, maintenance and operation of our disclosure controls and procedures and to implement any corrective actions. We intend to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities an Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial date:

Due to the size of the Company there is a lack of adequate personnel and the expertise that is required to (1) prepare an accurate analysis of cashflows and ultimately the Statement of Cashflows included in the financial statements, (2) properly account for stock for service transactions and (3) properly prepare the cash reconciliation.

In addition, the Company has a material weakness in the adequacy of its ability to complete notes to the financial statements.

Report of Management on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
.
ITEM8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

   The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	49	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

Ronny Yakov founded OLB.com, our predecessor in 1993, and has served as our Chief Executive Officer, President and as a director from inception until the present. In November, 2007 he took on the additional office of Interim Chief Financial Officer. In February, 2008 he took on the additional office of Secretary. He has been the sole director since 2003. During the period that the Company was subject to the Merger Agreement with MetaSource Group, Inc. (2002-2004), Mr. Yakov served as an officer and director of only the Company and was never an officer or a director of MSGR. OLB.com grew in sales from approximately $200,000 in 1993 to approximately $3.2 million in 1997. Mr. Yakov has over 20 years of experience in the graphic arts industry. Prior to founding OLB.com, Mr. Yakov owned design and production studios in Israel.

All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Lack of Committees

Our company has no standing nominating and compensation committees of our board of directors or committees performing similar functions. We currently lack an audit committee of our board of directors. We are currently seeking to nominate and appoint to the board two independent directors and to form an audit committee consisting of the two independent directors. It is our goal that at least, one of the two independent directors would be deemed a “financial expert” within the meaning of Sarbanes-Oxley Act of 2002, as amended. An “independent director” is defined in Rule 4200(a)(14) of the NASDAQ’s listing standards to mean a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:
•	A director who is employed by the company or any of its affiliates for the current year or any of the past three years;

•
A director who accepts any compensation from the company or any of its affiliates in excess of $60,000 during the previous fiscal year other than compensation for Board service, benefits under a tax qualified retirement plan, or non discretionary compensation;

•
A director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the company or any of its affiliates as an executive officer. Immediate family includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, sister-in-law, brother-in-law, son-in-law, daughter-in-law, and anyone who resides in such person’s home;

•
A director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company’s securities) that exceed 5% of the company’s or business organizations consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;

•	A director who is employed as an executive of another entity where any of the Company’s executives serve on that entity’s compensation committee.

The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ace has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor.

We can provide no assurances that our board’s efforts to select two persons to serve as independent directors and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

•	annually reviewing and reassessing the adequacy of the committee’s formal charter;
•	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;
•
reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•
being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

•	reviewing the independence of the independent auditors;
•
reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

•	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and annually reviewing and reassessing the adequacy of the committee’s formal charter;
•	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;
•
reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•
being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work; and

•	all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2007, our officers, directors or 10% or greater stockholders were not required to file such forms.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred Compensation Earnings ($)	All other compensation ($)

Ronny Yakov, Chief Executive Officer	2006	250,000	(1)	0	0	0	0	18,000	(1)(2)
Ronny Yakov, Chief Executive Officer	2007	250,000	(1)	0	0	0	0	18,000	(1)(2)

(1) Accrued but not paid and converted to stock on a quarterly basis.

(2) Car allowance

In February 2004, we entered into an employment agreement with our founder, Chairman and Chief Executive Officer that expires on February 28, 2009. The agreement provides for an annual salary of $250,000 plus fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the company and 2 weeks paid vacation) and an annual incentive bonus of $75,000 based on achievement of certain performance targets (which targets have never been achieved). The agreement also includes a covenant not to compete with the Company for a period of one year after employment ceases.

The employment agreement also includes provision for the grant to Ronny Yakov of options if certain performance criteria are met, the last remaining of which for 20,000 shares of Common Stock would have been exercisable on March 1, 2008, exercisable at $0.70 per share, if the performance criteria had been met. Based on the performance of the Company no stock options were issued, or will be issued, in connection with the employment agreement, as the performance criteria had not been met.

There are no stock options issued and outstanding to our employees, officers or directors.

In 1999 the Company's predecessor adopted the 1999 Stock Option Plan (the "Plan"). Pursuant to the Plan, designated employees, including officers and directors of the Company and certain outside consultants, will be entitled to receive qualified and nonqualified stock options to purchase up to 500,000 shares of common stock.

Under the terms of the Plan, the minimum exercise price of options granted cannot be less than 100% of the fair market value of the common stock of the Company on the option grant date. Options granted under the Plan generally expire ten years after the option grant date. For incentive stock options granted to such persons who would be deemed to have in excess of a 10% ownership interest in the Company, the option price shall not be less than 110% of such fair market value for all options granted, and the options expire five years after the option grant date.

Neither the Company nor its predecessor have issued any options under the Plan at any time to date.

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Board Members Who Are Deemed Independent

Our board of directors has determined that none of our directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  See “Lack of Committees” for the NASDAQ definition of “Independent Director.”

Directors’ Compensation

Our Directors are not currently compensated for their services; however, directors are reimbursed for their actual travel expenses incurred in attending board meetings.

Indemnification of Directors and Officers.

Section 145 (“Section 145”) of the Delaware General Corporation Law, as amended (the “DGCL”), permits indemnification of directors, officers, agents and controlling persons of a corporation under certain conditions and subject to certain limitations. Section 145 empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director, officer or agent of the corporation or another enterprise if serving at the request of the corporation. Depending on the character of the proceeding, a corporation may indemnify against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding if the person indemnified acted in good faith and in a manner he or she reasonably believed to be in or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. In the case of an action by or in the right of the corporation, no indemnification may be made with respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine that despite the adjudication of liability such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper. Section 145 further provides that to the extent a present or former director or officer of a corporation has been successful in the defense of any action, suit or proceeding referred to above or in the defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.

In accordance with Section 145, the Registrant’s Bylaws provide that the Registrant shall indemnify its officers and directors, and any employee who serves as an officer or director of any corporation at the Registrant’s request. According to Article X of the Bylaws, directors and officers as well as employees and individuals may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement in connection with specified actions, suits or proceedings, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation as a derivative action) if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, information regarding the beneficial ownership of each class of our voting securities by: (i) each our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 31, 2008, 43,691,067 shares of our common stock were outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock (1)		Percent of Class(1)
Ronny Yakov c/o 1120 Avenue of the Americas, 4th Floor New York, New York 10036	26,116,700	(2)	59.64	%(2)
All Directors and Officers as a Group (1 member)	26,116,700	(2)	59.64	%(2)

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.

(2)	Excludes 562,660 shares of common stock owned by Mr. Yakov’s mother, Batya Yakov, any beneficial ownership of which is disclaimed by Mr. Yakov

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

In December 2005, the Company converted $250,000 of accrued salary owed to the Company’s President into 500,000 shares of common stock.

In December 2006, the Company converted accrued salary and loans from the company’s President totaling $377,891 into 5,398,453 shares of common stock at a price of $0.07.

In March 2007, the Company converted accrued salary and loans from the company’s President totaling $71,327 into 419,571 shares of common stock at a price of $0.17.

In June 2007, the Company converted accrued salary and loans from the company’s President totaling $68,952 into 344,761 shares of common stock at a price of $0.20.

In September 2007, the Company converted accrued salary and loans from the company’s President totaling $88,025 into 733,543 shares of common stock at a price of $0.12.

In December 2007, the Company converted accrued salary and loans from the company’s President totaling $56,26 into 562,660 shares of common stock at a price of $0.10.

The conversion price was arbitrarily determined by us and Mr. Yakov and does not bear any relationship to assets, earnings, book value or other objective criteria of value. In addition, no investment banker, appraiser or other independent third party was consulted concerning the conversion price for the shares or the fairness of the conversion price.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description
2.1	Certificate of Incorporation (1)
2.2	Bylaws (1)
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business) (1)
3.1	Common Stock Certificate(1)
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov (1)
8.1	Legal opinion respecting write off of certain debts (1)
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov (1)
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc. (1)
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc. (1)
11	Statement re: Computation of per share earnings *
14.1	Code of Ethics and Code of Conduct *
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Interim Chief Financial Officer *
(1) Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on December 21, 2007.
* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal year ended December 31, 2007 and 2006, the aggregate fees billed for professional services rendered by HJ & Associates, LLC (“independent auditors”) for the audit of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $10,000 and $9,500, respectively.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended December 31, 2007 and 2006, there were $-0- in fees billed for professional services by the Company’s independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal years ended December 31, 2007 and 2006, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OLB GROUP, INC.

Principal Executive Officer:

By:	/s/ Ronny Yakov
Ronny Yakov, President and Chief Executive Officer

Date: April 7, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ronny Yakov	President, Chief Executive Officer,	April 7, 2008
Ronny Yakov	Interim Chief Financial Officer
and Sole Director