Form 10-Q
period 2008-03-31
OLB GROUP, INC.
filed 2008-05-12
CIK 1314196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2008

Commission File Number: 0-52994

THE OLB GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4188568
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1120 Avenue of the Americas, Fourth Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 278-0900
(Registrant's telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2008, the Company had a total of  44,282,832 shares of Common Stock outstanding.

THE OLB GROUP, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

C O N T E N T S

The OLB Group, Inc.

Balance Sheets
ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$2,928	$2,333

Prepaid expenses	73,332	95,833

Total Current Assets	76,260	98,166

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$81,225	$103,131

CURRENT LIABILITIES

Accounts payable and accrued expenses	$177,117	$186,527
Loan Payable - Officer	15,000
Judgment payable with accrued interest	174,936	172,627

Total Current Liabilities	367,053	359,154

TOTAL LIABILITIES	367,053	359,154

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,	-
44,282,832 and 43,691,067shares issued and outstanding, respectively	442,830	436,912
Additional paid-in capital	10,473,321	10,370,639
Accumulated deficit	(11,201,979)	(11,063,574)

Total Stockholders’ Equity (Deficit)	(285,828)	(256,023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$81,225	$103,131

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

NET REVENUES	$-	$-

OPERATING EXPENSES
Officer salary	62,500	62,300
General and administrative	74,161	919,226

Loss from operations	136,661	981,526

OTHER INCOME (EXPENSE)

Interest expense	(1,744)	(1,744)

Total Other Expense	(1,744)	(1,744)

NET LOSS	(138,405)	(983,270)

BASIC LOSS PER SHARE	$(0.00)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES	43,789,968	38,362,901

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at, December 31, 2006	35,300,506	$353,006	$8,592,018	$(9,385,744)

Issuance of common stock for cash	44,000	440	10,560	-

Issuance of common stock
to convert accrued salaries and loans to equity	2,060,534	20,605	263,965	-

Issuance of common stock for services	6,195,027	61,951	1,486,806	-

Issuance of common stock to convert warrants to equity	91,000	910	17,290	-

Net Loss for the year ended December 31, 2007	-	-	-	(1,677,830)
Balance at, December 31, 2007	43,691,067	436,912	10,370,639	(11,063,574)

Issuance of common stock for services (unaudited)	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity (unaudited)	491,765	4,918	78,682

Net Loss for the 3 months Ended March 31, 2008 (unaudited)	-	-	-	(138,405)
Balance at, March 31, 2008 (unaudited)	44,282,832	$442,830	$10,473,321	$(11,201,979)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(138,405)	$(983,270)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Stock for services	25,000	1,086,257
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	22,500	(187,500)
Increase in accounts payable and accrued expense	55,400	72,833

Net Cash (Used in) Operating Activities	(35,505)	(11,680)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	-	(3,460)
Repayment of loan- officer	(5,500)	(3,000)
Proceeds from loan - officer	41,600	11,826
Proceeds from sale of common stock	-	11,000

Net cash provided by financing activities	36,100	16,366

NET CHANGE IN CASH	595	4,686

CASH – BEGINNING OF YEAR	2,333	200

CASH – END OF YEAR	$2,928	$4,886

CASH PAID FOR

Interest	-	-
Taxes	$909	$300

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$83,600	$71,327
Stock for services	$25,000	$1,086,257

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included on the Company’s Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less from the date of purchase to be a cash equivalent.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of accounts receivable and cash deposits. The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. To reduce risk, the Company performs credit evaluations of its customers and maintains reserves for potential credit losses.

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

Income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

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

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 -	RELATED PARTY TRANSACTIONS

In February 2004, the Company entered into an employment agreement with its founder and President that expires on February 28, 2009. The agreement provides for an annual salary of $250,000 plus fringe benefits and an incentive bonus based on the achievement of certain performance criteria. During 2007 the company converted $284,570 of accrued salary and loans owed to the Company’s President into 2,060,534 shares of common stock.

During the first three months of 2008 the company converted $83,600 of accrued salary and loans into 491,765 shares of common stock.

On February 20, 2008 the company extended the employment agreement with its founder and president for another 5 years commencing April 1, 2008 that expires on February 28, 2014. The agreement

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

provides for an annual salary of $275,000 plus fringe benefits and an incentive bonus based on the achievement of certain performance criteria. The employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases as to the renewal of this agreement.

NOTE 4 -	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A gofing concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $290,800 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operation together with our consolidated financial statements and the related notes appearing at the end of our Form 10-KSB for the fiscal year ended December 31, 2007. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in the “Risk Factors” included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $845,065 or 1140% to $74,161 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease in G&A expenses was the result of a decrease in professional fees and services for the software development.

NET LOSS

Net loss decreased by $844,865 or to $138,405 for the three months ended March 31, 2008 as compared to three months ended March 31, 2007. This decrease in net loss was the result of the decrease in G&A expenses for professional fees & software development.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, the Company used $35,505 of cash for operating activities, as compared to $11,680 cash used through three months ended March 31, 2007. The increase in the use of cash for operating activities was a result of increase in legal and consulting fees.

Cash provided from financing activities during the three months ended March 31, 2008 was $36,100 as compared to $16,366 through three months ended March 31, 2007. Our capital needs have primarily been met from the proceeds of Reg-A offering, and loans from our president.

Our financial statements as of the three months ended March 31, 2008 have been prepared under the assumption that we will continue as a going concern through December 31, 2008. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.	CONTROLS AND PROCEDURES

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

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial date:

Due to the size of the Company there is a lack of adequate personnel and the expertise that is required to (1) prepare an accurate analysis of cash flows and ultimately the Statement of Cash Flows included in the financial statements, (2) properly account for stock for service transactions and (3) properly prepare the cash reconciliation.

In addition, the Company has a material weakness in the adequacy of its ability to complete notes to the financial statements.

Report of Management on Internal Control Over Financial Reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.	CHANGES IN SECURITIES.

(a)   For the three months ended March 31, 2008 there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

January 1, 2008	Common Stock	100,000 Shares	For services rendered; no other consideration; no commissions paid.
Section 4(2) – Issued to a consultant to the Company for services rendered to the Company. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection services rendered to the Company and is able to fend for itself.

March 31, 2008	Common Stock	491,765 Shares	In conversion of accrued but unpaid salary and unpaid loans; no other consideration received; no commissions paid.	Directors and Officers
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.
.

(b)   Rule 463 of the Securities Act is not applicable to the Company.
(c)   In the three months ended March 31, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable

ITEM 6.	EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on Form 10-SB, as amended (file no.0-52994).

Exhibit Number	Description

2.1	Certificate of Incorporation
2.2	Bylaws
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business)
3.1	Common Stock Certificate
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc.
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc.
11	Statement re: Computation of per share earnings (1)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Interim Chief Financial Officer *
99.1	Press Release – First Quarter Earnings*

(1) Reference is made to Registrant’s Statements of Operations contained in the Financial Statements included in this Report on Form 10-QSB.
* Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OLB GROUP, INC.

Date: May __, 2008	By:	/s/ Ronny Yakov
Ronny Yakov
President, Chief Executive Officer and Interim Chief Financial Officer