Form 10-Q
period 2008-06-30
OLB GROUP, INC.
filed 2008-07-30
CIK 1314196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2008

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

Yes ☐ No ☒

As of June 30, 2008, the Company had a total of  44,282,832 shares of Common Stock outstanding.

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

The OLB Group, Inc.
Balance Sheets

Balance Sheets
ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$311	$2,333

Prepaid expenses	63,332	95,833

Total Current Assets	63,643	98,166

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$68,608	$103,131

CURRENT LIABILITIES

Accounts payable and accrued expenses	$167,319	$186,527
Loan payable - officer	48,131	-
Accrued salary	68,750	-
Judgment payable with accrued interest	177,245	172,627

Total Current Liabilities	461,445	359,154

TOTAL LIABILITIES	461,445	359,154

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,	-
44,282,832 and 43,691,067shares issued and outstanding, respectively	442,830	436,912
Additional paid-in capital	10,473,321	10,370,639
Accumulated deficit	(11,308,988)	(11,063,574)

Total Stockholders’ Equity (Deficit)	(392,837)	(256,023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$68,609	$103,131

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Officer salary	131,250	124,730	68,750	62,430
General and administrative	110,676	1,067,715	36,515	148,489

Loss from operations	(241,926)	(1,192,445)	(105,265)	(210,919)

OTHER INCOME (EXPENSE)

Interest expense	(3,488)	(3,488)	(1,744)	(1,744)

Total Other Income / Expense	(3,488)	(3,488)	(1,744)	(1,744)

NET LOSS	(245,414)	(1,195,933)	(107,009)	(212,663)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	44,036,950	33,617,508	44,282,832	40,114,490

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at, December 31, 2006	35,300,506	$353,006	$8,592,018	$(9,385,744)

Issuance of common stock for cash	44,000	440	10,560	-

Issuance of common stock
to convert accrued salaries and loans to equity	2,060,534	20,605	263,965	-

Issuance of common stock for services	6,195,027	61,951	1,486,806	-

Issuance of common stock to convert warrants to equity	91,000	910	17,290	-

Net Loss for the year ended December 31, 2007	-	-	-	(1,677,830)
Balance at, December 31, 2007	43,691,067	436,912	10,370,639	(11,063,574)

Issuance of common stock for services (unaudited)	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity (unaudited)	491,765	4,918	78,682

Net Loss for the 6 months Ended June 30, 2008 (unaudited)	-	-	-	(245,414)
Balance at, June 30, 2008 (unaudited)	44,282,832	$442,830	$10,473,321	$(11,308,988)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(245,414)	$(1,195,933)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Stock for services	25,000	1,086,257
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	32,501	(50,000)
Increase in accounts payable and accrued expense	116,661	137,117

Net Cash (Used in) Operating Activities	(71,252)	(22,559)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	-	(2,920)
Repayment of loan- officer	(5,500)	(4,500)
Proceeds from loan - officer	74,730	19,779
Proceeds from sale of common stock	-	11,000

Net cash provided by financing activities	69,230	23,359

NET CHANGE IN CASH	(2,022)	800

CASH – BEGINNING OF PERIOD	2,333	200

CASH – END OF PERIOD	$311	$1,000

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$300

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$83,600	$140,279
Stock for services	$25,000	$1,086,257

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -   BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included on the Company’s Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Income Taxes

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

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2008 and December 31, 2007

Recent Accounting Pronouncements

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

FASB 141 (revised 2007) Business combinations

FASB 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162).

The adoption of the above pronouncements is not expected to have a material impact on our financial condition or results of operations.

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

During the first three months of 2008 the company converted $83,600 of accrued salaries and loans into 491,765 shares of common stock.

On February 20, 2008 the company extended the employment agreement with its founder and president for another 5 years commencing April 1, 2008 that expires on February 28, 2014. The agreement provides for an annual salary of $275,000 plus fringe benefits and an incentive bonus based on the achievement of certain performance criteria. The employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases as to the renewal of this agreement.

NOTE 4 -      GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $397,802 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements.

During the year ended December 31, 2007 and in 2008, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

FASB 141 (revised 2007) Business combinations

FASB 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162).

The adoption of the above pronouncements is not expected to have a material impact on our financial condition or results of operations.

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

PLAN OF OPERATION.

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the forth quarter of fiscal 2008, to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased by $957,039 or 90% to $110,676 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 expenses decreased by $111,974 or 75% to $36,515 this decrease in G&A expenses was the result of a decrease in professional fees and services for the software development.

NET LOSS

Net loss decreased by $950,520 to $245,413 for the six months ended June 30, 2008 as compared to six months ended June 30, 2007. Net loss decreased by $105,654 to $107,009 for the three months ended June 30, 2008 as compared to three months ended June 30, 2007. This decrease in net loss was the result of the decrease in G&A expenses for professional fees & software development.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2008, the Company used $71,252 of cash for operating activities, as compared to $22,559 cash used through six months ended June 30, 2007. The increase in the use of cash was for operating expenses and professional services related to public company compliance.

Cash provided from financing activities during the six months ended June 30, 2008 was $69,230 as compared to $23,359 through six months ended June 30, 2007. Our capital needs have primarily been met from the loans from our president.

Our financial statements as of the six months ended June 30, 2008 have been prepared under the assumption that we will continue as a going concern through December 31, 2008. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

ITEM 2.	CHANGES IN SECURITIES.

(a)   For the three months ended June 30, 2008 there were no sales of unregistered securities.

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
* Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OLB GROUP, INC.

Date: July 25, 2008	By:	/s/ Ronny Yakov
Ronny Yakov
President, Chief Executive Officer and Interim Chief Financial Officer