Form 10-Q
period 2008-09-30
OLB GROUP, INC.
filed 2008-11-12
CIK 1314196

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2008

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

Yes ☐ No ☒

As of November 10, 2008, the Company had a total of  44,282,832 shares of Common Stock outstanding.

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

The OLB Group, Inc.
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash at the bank	$362	$2,333
Petty cash	-	-
Prepaid expenses	63,332	95,833

TOTAL CURRENT ASSETS	63,694	98,166

OTHER ASSETS
Internet domain	4,965	4,965

TOTAL ASSETS	$68,659	$103,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Cash overdraft	$20	$-
Accounts payable and accrued expenses	173,328	186,527
Loan payable - officer	59,049	-
Accrued salary	137,500	-
Judgment payable with accrued interest	179,554	172,627

TOTAL CURRENT LIABILITIES	549,451	359,154

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,	-	-
44,282,832 and 43,691,067shares issued and outstanding, respectively	442,830	436,912
Additional paid-in capital	10,473,321	10,370,639
Accumulated deficit	(11,396,943)	(11,063,574)

Total Stockholders’ Equity (Deficit)	(480,792)	(256,023)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$68,659	$103,131

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Operations

(Unaudited)

	For the Nine Months		For the Three Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Officer’s salary	200,000	187,500	68,750	62,500
Other general
& administrative expenses	128,137	1,152,718	15,409	185,273

Total operating expenses	328,137	1,340,218	84,159	247,773

Loss from operations	(328,137)	(1,340,218)	(84,159)	(247,773)

OTHER INCOME (EXPENSE)
Interest expense	(5,232)	(5,232)	(1,744)	(1,744)

Total Other Income (Expense)	(5,232)	(5,232)	(1,744)	(1,744)

NET LOSS	$(333,369)	$(1,345,450)	$(85,903)	$(249,517)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	44,119,509	39,304,670	44,282,832	40,696,620

The accompanying notes are an integral part of these financial statements.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at, December 31, 2006	35,300,506	353,006	8,592,018	(9,385,744)

Issuance of common stock for cash	44,000	440	10,560	-

Issuance of common stock
to convert accrued salaries and loans to equity	2,060,534	20,605	263,965	-

Issuance of common stock for services	6,195,027	61,951	1,486,806	-

Issuance of common stock to convert warrants to equity	91,000	910	17,290	-

Net Loss for the year ended December 31, 2007	-	-	-	(1,677,830)
Balance at, December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services (unaudited)	100,000	1,000	24,000	-

Issuance of common stock
to convert accrued salaries and loans to equity (unaudited)	491,765	4,918	78,682	-

Net Loss for the 9 months Ended September 30, 2008 (unaudited)	-	-	-	(333,369)
Balance at, September 30, 2008 (unaudited)	44,282,832	$442,830	$10,473,321	$(11,396,943)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(333,369)	$(1,345,450)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Stock issued for services	25,000	1,098,756
Changes in assets and liabilities:
Decrease in prepaid expenses	32,501	-
Increase in accounts payable & accruals	56,228	12,191
Increase in accrued salary	137,500	187,500

Net cash used in operating activities	(82,140)	(47,003)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) to cash overdraft	20	(3,460)
Stock issued for cash	-	11,000
Repayment of loan - officer	(5,500)	-
Proceeds from loans - officer	85,649	40,804

Net cash provided by financing activities	80,169	48,344

NET INCREASE (DECREASE) IN CASH	(1,971)	1,341
CASH – BEGINNING OF PERIOD	2,333	200

CASH – END OF PERIOD	$362	$1,541

CASH PAID FOR:

Interest	$-	$-
Taxes	$7,192	$2,145

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Stock issued for services and prepaid expenses	$108,599	$1,161,256
Stock issued in conversion of accrued expenses and other debt	$-	$228,305

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2007 included on the Company’s Form 10-KSB. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2008 and December 31, 2007

Recent Accounting Pronouncements

FASB 159 – Fair Value Option for Financial Assets and Financial Liabilities

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

NOTE 4 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $485,757 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

FASB 159 – Fair Value Option for Financial Assets and Financial Liabilities

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

PLAN OF OPERATION.

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the fourth quarter of fiscal 2008, to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased by $1,024,581 or 89% to $128,137 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 expenses decreased by $169,864 or 92% to $15,409 this decrease in G&A expenses was the result of a decrease in professional fees and services for the software development.

NET LOSS

 Net loss decreased by $1,012,081 to $333,369 for the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007. Net loss decreased by $163,614 to $85,903 for the three months ended September 30, 2008 as compared to three months ended September 30, 2007. This decrease in net loss was the result of the decrease in G&A expenses for professional fees & software development.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, the Company used $82,140 of cash for operating activities, as compared to $47,003 cash used through nine months ended September 30, 2007. The increase in the use of cash was for operating expenses and professional services related to public company compliance.

Cash provided from financing activities during the nine months ended September 30, 2008 was $80,169 as compared to $48,344 through nine months ended September 30, 2007. Our capital needs have primarily been met from the loans from our president.

Our financial statements as of the nine months ended September 30, 2008 have been prepared under the assumption that we will continue as a going concern through December 31, 2008. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(a)   For the three months ended September 30, 2008 there were no sales of unregistered securities.

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

THE OLB GROUP, INC.

Date: November 10, 2008	By:	/s/ Ronny Yakov
Ronny Yakov
President, Chief Executive Officer and Interim Chief Financial Officer