Form 10-K
period 2008-12-31
OLB GROUP, INC.
filed 2009-04-13
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ____________________

Commission file number 000-52994

THE OLB GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4188568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1120 Avenue of the Americas, 4th flr New York, NY 10036
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (212) 278-0900

Securities registered pursuant to Section 12(b) of the Act:      None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
☐

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30,  2008, was approximately $8,635,152.

As of April 13, 2009, there were 57,782,832 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of The OLB Group, Inc. included in this Report, including matters discussed under the captions “Legal Processings” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.”  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	Our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably, and

•	Our ability to sell both new and existing products and services at profitable yet competitive prices.

You should carefully consider these risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.  The OLB Group, Inc. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01per share. We currently have 56,782,832 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

Our Business

We are an e-commerce service provider engaged in the development of software products and other services designed to help businesses sell products over the internet.

Our Products

We developed two software products: ShopFast Direct Shopping Database ™ (“ShopFast DSD”), and ShopFast Profit Center ™ (“ShopFast PC”). Each of these software products enables the user of the software to create an internet website from which such user can sell products located on a database maintained by us (the “OLB Database”).

Throughout this Form 10-K, our “client” refers to the person who purchases and uses either ShopFast DSD or ShopFast PC. Whenever we refer to the “purchase” or “purchase price” of ShopFast DSD or ShopFast PC, as with almost all other software on the market, we are referring to the purchase of a license to use the software for the purchase price of such a license.

Initially, our business will be dependent on a limited number of suppliers engaged in competitive businesses such as sales of books, music, video, and audio products and we currently have only one agreement and arrangement with one supplier, Baker & Taylor Fulfillment, Inc, (“B&T”), for the above products. The Company will need to enter into additional agreements with other supply companies in order to expand the lines of products available on the OLB Database. If the Company is successful in negotiating such additional supply agreements, of which there can be no assurance, the  OLB Database, as and if operations grow, could expand to eventually contain a “virtual inventory” of over three million products, including computer and office supplies, electronic products, sports apparel, compact discs, books, fine Belgian chocolates, flowers, cosmetics, beauty products, and fragrances. We characterize as “virtual” the inventory of the products to be contained on our OLB Database because such products will be supplied by third-party suppliers, not us. Throughout this Form 10-K, “supplier” means the person who provides the products ordered from the OLB Database. We do not own the products found on our OLB Database, and we do not carry any inventories of such items. We do not have a warehouse or any warehouse employees. We will depend on suppliers to fulfill the orders for any products purchased from the OLB Database.

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

Throughout this Form 10-K, “Internet Storefront” means the individual website that is created for the use of each of our clients using either ShopFast DSD or ShopFast PC for the sale of products from our OLB Database. As an additional service provided to our clients, we will host the Internet Storefronts. This means that the website will be placed on our server, which is simply a computer connected to the internet for the purpose of serving up web sites which people can access from the internet. We will provide an internet address for the Internet Storefront, which can be personalized by the client. For example, if the client’s company name is “Rick’s Books”, then the internet address can be personalized as http://rickbooks.shopfast.com.

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

We intend to formally launch the promotion of our ShopFast PC software beginning in the third quarter of 2009 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

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

Growth Through Acquisition

As part of our business strategy, we intend to acquire complementary businesses. Our management believes that we can achieve profitability if, in addition to generating revenues based on sales of our software products, related services provided to our clients and our profit from sales to customers by our clients, we also acquire complementary businesses. The Company expects, based on the prior experience of the Company’s predecessor that the Company may have a negative cash flow for the first six to nine months after it commences operations, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. There can be no assurance that any such acquired businesses will ever be profitable, If such acquired businesses were not profitable at the time of acquisition, the Company, if management’s assessment of the business potential proved correct, would expect such businesses to experience a negative cash flow for not less than from six to nine months from acquisition, which could materially affect the operations of the Company and cause it to continue to incur financial losses for an indefinite period of time. The Company may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Any such future acquisitions may also have a material adverse effect upon our operating results, particularly in periods immediately following the Consummation of those transactions while the operations of the acquired businesses are in the process of being integrated with and into our then current operations. The Company has entered into discussion with several companies, and has been in contact with, several potential targets for such future acquisitions. While the Company intends to exert substantial efforts to acquire complementary businesses, in the event the Company is not successful in acquiring complementary businesses, the Company may determine that it is in the best interests of the Company to commence to develop complementary products to its software products and/or incorporate additional functionality into newer versions of its current software, while still pursuing possible acquisitions.

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

Infomercial Sales

We initially intend to market our products through the use of “infomercials.” The Company’s largest competitor, as well as others, uses the “infomercial” as their primary marketing format.

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

We will be primarily targeting:

•	Ecommerce retailers

•	Small businesses

•	Home businesses

•	New businesses

•	Entrepreneurs

•	eBay and similar web sites sellers

•	Consumers

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

Infomercial Marketing of Our Products

We plan to produce a 30 minute infomercial to promote this product , as well as short form two minute commercials after completing the longer infomercial. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders   and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

Customers

The company completed its final development of its ShopFast PC software and has substantially completed its quality assurance process. In the fourth quarter of 2008, the Company began accepting a small number of paid subscribers in connection with the evaluation and completion of its quality assurance process. The Company plans to complete all phases of its quality assurance process and expand marketing of its ShopFast PC software in the third quarter of 2009, depending on the funds available to the Company for such marketing efforts.

The Company’s limited quality assurance process test marketing of the ShopFast PC software has been conducted primarily through a telemarketing sales organization wherein independent distributors establish their own network of associates.

Competition

We will compete with a variety of other companies, including traditional stores, non-traditional retailers, such as television retailers and mail order catalogues, and a myriad of various online retailers of different sizes and financial capabilities offering both specialty and broad categories of products. Additionally our competition will include large online retailers, such as Amazon, Yahoo, eBay and half.com. Management believes our current principal competitor in the e-commerce service provider space is Monster Commerce , which markets its services primarily through infomercials.

Many of our current and potential competitors, including those mentioned in the preceding paragraph, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us.

See “ Risk Factors--We are subject to significant competition and may be unable to keep up with the technology and pricing of our competition ,” for a more detailed discussion of the competitive factors to which we are subject.

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

Employees

As of March 20, 2009, we had one full time employee and five part time employees, all of whom, except for Ronny Yakov, our chief executive officer, are outsourced as contractors to the Company. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2013.

The Company’s employee and contractor relations seem to be good. We cannot be assured of being able to attract quality employees in the future. The establishment of our business will be largely contingent on our ability to attract and retain personnel for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

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

Item 1A.	Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that the Company currently deems immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Before making any investment decision, you should also review and consider the other information set forth in this report.

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

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

In 2007 and 2008, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

We incurred significant losses from operations, and have a working capital deficit of approximately $510,100.

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

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. We expect to incur significant up-front expenditures in connection with our e-commerce operations, including increased expenditures relating to marketing and sales and development of web sites for new clients, which will result in continuing operating losses. While we currently expect to commence marketing our e-commerce software and services in the third quarter of 2009, we anticipate that losses will continue until we attract and retain a sufficient number of clients for our products and services and are able to generate sufficient revenues from the e-commerce websites of such clients to offset such expenditures. Historically, we have not derived positive cash flow from a web site until it has been in operation for six to nine months. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Until we receive sufficient revenues from operations, if ever, we will endeavor to fund our working capital requirements by obtaining loans from Ronny Yakov, who is our largest shareholder, and third parties. Mr. Yakov is under no obligation to advance any additional sums of money to the Company and, additionally, there can be no assurance that we will be successful in obtaining such funds from third parties. We cannot assure you that we will generate revenues or positive cash flow or succeed in obtaining the financing necessary for our operations when needed and on acceptable terms, or at all. Our failure to obtain additional financing when needed will have a material adverse effect on our business, financial condition and prospects. If we cannot obtain such additional financing, our stockholders may lose their entire investment in us. We may have to limit operations during the period that we are looking for capital if we can not obtain interim working capital loans. We may incur losses in future periods, which could reduce investor confidence and cause our share price to decline.

We expect to increase our sales and marketing expenses, research and development expenses and general and administrative expenses, and we cannot be certain that our revenues will grow at a rate sufficient to cover these costs, if at all. Accordingly, we may be unable to operate profitably, even if we develop operations and generate revenues. The Company expects, based on prior experience, that the Company may have a negative cash flow for the first six to nine months after it commences marketing efforts, which are planned to commence during the third quarter of 2009, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. We will be dependent on a limited number of suppliers, and we currently have only one Supplier agreement and arrangement.

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

Typically, a client’s customer will place the order on the Internet Storefront and pay for it by credit card on the Internet Storefront. Upon the placement of an order, we will automatically receive an electronic copy of the order, and we will receive the credit card funds directly from the credit card company. We will then purchase the ordered products from a supplier and arrange for direct delivery from the supplier to the client’s customer. The supplier will thereafter invoice us for the products purchased, which we will pay when due. We will also pay to our client a commission on the products sold, which commission will be paid once a month with respect to all products sold by such client during the preceding month. We will retain any remaining profits, after payment of client commissions .

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

Online retail shopping is rapidly evolving and intensely competitive. We expect competition in the online commerce market to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail shopping industry is intensely competitive. We currently or potentially compete with a variety of other companies, including traditional stores, non-traditional retailers, such as television retailers and mail order catalogues, and other online retailers. Competitive pressures created by any one of the foregoing, or by our competitors collectively, could have a material adverse effect on us. Our competition includes a myriad of various online retailers of different sizes and financial capabilities offering both specialty and broad categories of products and, in addition, large internet retailers such as Amazon, Yahoo, eBay and half.com.

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

We will depend on third party communications providers to enable internet users to access our resellers' web sites and the ShopFast DSD website which we intend to establish when the ShopFast DSB becomes ready for sale. These web sites could experience disruptions or interruptions in service due to failures by these providers. In addition, end-users depend on Internet service providers, online service providers and other web site operators for access to these web sites. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Material delays and system failures would adversely affect our operations and could have material adverse effect on our business, prospects and financial condition

Our ability to successfully receive and fulfill orders and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems linking us to our suppliers who are responsible for fulfilling such orders. We depend on such systems for receiving orders for the products included in our OLB Database and communicating with our suppliers, clients, and customers of our clients. We depend on our computer hardware systems throughout processing of an order and the related payments, and the failure of such systems will have an adverse effect on our ability to process an order efficiently

Our systems are vulnerable to damage or interruptions from fire, flood, power loss, telecommunications failures, break-ins and similar events. We presently do not have redundant systems and do not have a formal disaster recovery plan. We carry limited business interruption insurance to compensate us for losses, which may be insufficient to cover all the damages. An event of the magnitude of September 11, 2001, could severely affect our operations and have a material adverse effect on our business, financial condition and operating results.

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

We cannot assure you that any delay or modification of our plans would not adversely affect our business, financial condition and results of operations.   If the Company does not develop a source additional financing the Company will continue to be dependent on possible additional financing from Ronny Yakov, our chief executive officer and principal stockholder who has provided financing in the past, but he has no binding commitment to continue such financing. We may not be able to obtain financing from other sources or, if obtained, such financing may not be on terms favorable to us .

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

Our ShopFast software is designed to, as business develops, offer quick execution and creation of an online store with a potential of millions of products aggregated from different suppliers and fulfillment sources to the network. However, we may be unable to keep up with the technological developments of our competitors. If we are unable to overcome these risks and difficulties as we encounter them, our business, financial condition and results of operations may be adversely affected.

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

The Company believes that businesses in the areas of (i) e-commerce product sales that market products other than those then offered (or successfully offered) by the Company in its OLB database and (ii) in the area of e-commerce, but which successfully have in place software continuation programs and (iii) other e-commerce business meeting the profitability criteria, would be businesses that would be complementary to the Company’s present business. The term “continuation programs” refers to a software program for which the customer (and possibly each end user) pays a continuing monthly subscription fee.

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

Ronny Yakov, our sole director and sole officer (Chief Executive Officer, President, Secretary and Interim Chief Financial Officer), beneficially owns approximately 69% of our outstanding common stock. Accordingly, he is in a position to control all actions taken at a meeting of the Board of Directors and/or at a meeting of shareholders. By virtue of such potential vote he can determine the future actions taken by the Company and also has the ability to delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

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

As of the date hereof, our executive officers and directors own 69% of the issued and outstanding shares of our common stock. Our current stockholders will continue to exert significant influence over our management and policies to:

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

In the event that the Company should determine to raise additional funds through the conduction of a capital financing, the shares issued in connection with such capital financing could result in a substantial dilution to the then current Common Shareholders .

There is very limited trading market for our securities.

Very limited trading market exists for our securities and no significant market will develop until our shares will be dispersed more widely. Any purchasers of shares from us directly and transferees of the shares held by our current stockholders may find it difficult to dispose of their shares.

Item 1B.	Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Property.

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

The Company believes the facilities occupied are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings and are not aware of any pending or threatened proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded in the pink sheets.

Year	Quarter	High Bid	Low Bid
2006	March 31	$0.58	$0.07
2006	June 30	$0.13	$0.05
2006	September 30	$0.07	$0.05
2006	December 31	$0.13	$0.03
2007	March 30	$0.34	$0.08
2007	June 30	$0.25	$0.14
2007	September 30	$0.18	$0.07
2007	December 31	$0.10	$0.09
2008	March 30	$0.22	$0. 07
2008	June 30	$0.03	$0. 09
2008	September 30	$0.03	$0.005
2008	December 31	$0.07	$0.005

The closing sales price on April 10, 2009 was $0.01 per share. All Quotations provided herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions.

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

At April 10, 2009 there were approximately 127 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

During the three years ended December 31, 2008, we made the sales or issuances of unregistered securities listed in the table below.

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

Nov 2007	Common Stock	91,000 Shares	Exercise of warrants issued in connection with the merger of the Company and its predecessor. Aggregate exercise price $18,200; no other consideration; no commissions paid.	Section 4(2) – exercise of Warrants issued in connection with the merger of the Company with its predecessor.

Jan 2008	Common Stock	100,000 Shares	For services rendered; no other consideration; no commissions paid.
Section 4(2) – Issued to a vendor of services to the Company The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with payment for services rendered to the Company and is able to fend for itself.

Mar-Dec 2008	Common Stock	12,991,765 Shares	In conversion of accrued but unpaid salary and unpaid loans; no other consideration received; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.

Recent Purchases of Securities

In 2008 and 2007 there were no repurchases of our common stock.

Item 6.	Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Fiscal Year 2008 compared to Fiscal Year 2007

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative ("G&A") expenses decreased by $1,312,762 from $1,530,172 for the year ended December 31, 2007 to $217,410 for the year ended December 31, 2008. The decrease in G&A expenses was the result of a decrease in professional fees and services.

PROVISION FOR INCOME TAXES

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

NET LOSS

           The net loss decreased by $1,195,055, from a loss of $1,677,830 for the year ended December 31, 2007, to a loss of $482,775 for the year ended December 31, 2008.  This decrease in net loss was the result of a decrease in G&A expenses that have been paid by stock for service.

Financial Condition, Liquidity and Capital Resources

During the year ended  December 31, 2008, the Company used $67,986 of cash for operating activities, as compared to $ 58,178 cash used through the fiscal year ended December 31, 2007. The decrease in the use of cash for operating activities was a result of a decrease in legal and consulting fees.

Cash provided from financing activities during the year ended December 31, 2008 was $66,323 as compared to $60,311 through fiscal year ended December 31, 2007. Our capital needs have primarily been met from loans from our president.

Our financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern through December 31, 2009. Our independent registered public accounting firm has issued their report dated April 10, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing eCommerce software.

Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software.  We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2009, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

We launched limited quality control test marketing of the software component of our ShopFast PC product during fiscal 2008. In the third quarter of fiscal 2009 we plan to commence full marketing of the ShopFast PC product and we plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders   and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

If we successfully complete the limited quality control evaluation marketing of our ShopFast PC product, we are planning to develop or acquire additional products to complement our e-commerce products.   We anticipate that we will also need to make expenditures in the following areas: to expand our existing ecommerce platform and replace some of the existing hardware and servers to service the volume of transactions we anticipate and to add more marketing and administrative personnel, although our initial plan is outsource significant services to third party providers. The additional products to be developed and/or acquired have not yet been identified, but are expected to be the result of requests by clients and/or their customers for additional functionality, services, payment methods and/or product availability.

We are currently in the final stages of our quality assurance  phase for our re-developed ShopFast DSD software, which is based on a different design platform than the prior versions, allowing it to operate faster and under all computer operating systems that can fully support Internet Explorer 5.0 or higher. ShopFast DSD will have be a customized product to the needs of the particular clients. The immediately prior paragraph is also applicable to the successful testing of our re-developed ShopFast DSD product.

Future Commitments

The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year salary plus $1,500 per month car allowance.  The agreement expires February 28, 2013.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The following is a discussion of the accounting policies the Company believes are critical to its operations:

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

Revenue Recognition.

The Company had limited revenues of  $73,000 during fiscal 2008 while conducting its limited quality control evaluation of its ShopFast PC software, its first revenues since inception.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force Issue No. 99-19, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with Emerging Issue Task Force Issue No. 00-10, accounting for shipping and handling fees and costs.

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

Research and Development Costs

In the past, the Company has incurred significant software development costs in connection with its products. Under SFAS No.86 software development cost should be capitalized once technical feasibility is achieved. In the case of the Company this would be when the product is commercially viable (“commercial feasibility”). The Company’s management has taken the position that commercial feasibility is reached very late in the development process and therefore had not capitalized any development costs in regard to their products.

Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the year ended December 31, 2008, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2008 and December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

The OLB Group, Inc.

FINANCIAL STATEMENTS

December 31, 2008 and 2007

The OLB Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of The OLB Group, Inc.'s internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

As discussed in Note 9 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 9.)  The 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2009

The OLB Group, Inc.

Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash and cash equivalents	$670	$2,333

Prepaid expenses	-	95,833

Total Current Assets	670	98,166

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,635	$103,131

LIABILITIES AND STOCK HOLDER' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$202,497	$186,527
Loan Payble - Officer	1,473	-
Accrued Salary	125,000	-
Judgment payable with accrued interest	181,863	172,627

Total Current Liabilities	510,833	359,154

TOTAL LIABILITIES	510,833	359,154

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
56,782,832 and 43,691,067 shares issued and outstanding, respectively.	567,830	436,912
Additional paid-in capital	10,473,321	10,370,639
Accumulated deficit	(11,546,349)	(11,063,574)

Total Stockholders’ Equity(Deficit)	(505,198)	(256,023)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,635	$103,131

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

NET REVENUES	$73,081	$-

Cost of sales	60,460	-

Gross profit	12,621	-

OPERATING EXPENSES
Officers salary	268,750	250,000
General and administrative	217,410	1,530,172

Loss from operations	473,539	1,780,172

OTHER INCOME (EXPENSE)

Gain on release of debt (Note 4)	-	110,276
Interest expense	(9,236)	(7,934)

Total Other Income	(9,236)	102,342

NET LOSS	(482,775)	(1,677,830)

BASIC LOSS PER SHARE	$(0.01)	$(0.04)

BASIC WEIGHTED AVERAGE SHARES	44,194,716	39,939,864

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at, December 31, 2006	35,300,506	$353,006	$8,592,018	$(9,385,744)

Issuance of common stock for cash	44,000	440	10,560	-

Issuance of common stock
to convert accrued salaries and loans to equity	2,060,534	20,605	263,965	-

Issuance of common stock for services	6,195,027	61,951	1,486,806	-

Issuance of common stock to convert warrants to equity	91,000	910	17,290	-

Net Loss for the year ended December 31, 2007	-	-	-	(1,677,830)

Balance at December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity	491,765	4,918	78,682

Issuance of common stock
to convert accrued salaries and loans to equity	12,500,000	125,000

Net loss for the year ended December 31, 2008				(482,775)
Balance at, December 31, 2008	56,782,832	$567,830	$10,473,321	$(11,546,349)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(482,775)	$(1,677,830)
Adjustments to reconcile net cash used in operating activities
Stock for services	25,000	1,452,923
Gain on release of debt	-	110,276
Changes in assets and liabilities:
Decrease in prepaid assets	95,833	-
Increase in accounts payable and accrued expense	293,956	56,453

Net Cash (Used in) Operating Activities	(67,986)	(58,178)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	-	(3,460)
Repayment of loan- officer	(23,100)	(14,400)
Proceeds from loan - officer	89,423	48,471
Proceeds from sale of common stock	-	29,200

Net cash provided by financing activities	66,323	60,311

NET CHANGE IN CASH	(1,663)	2,133

CASH – BEGINNING OF YEAR	2,333	200

CASH – END OF YEAR	$670	$2,333

CASH PAID FOR

Interest	$-	$-
Taxes	$932	$932

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$208,600	$284,571
Stock for services	$25,000	$1,548,757

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

The company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01per share. We currently have 56,782,832 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2008, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective October 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008.   The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred. The Company does not expect that SFAS 141R will have a material effect on its consolidated financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008..

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2008 and December 31, 2007.

The tax years 2003 through 2008 remain open to examination in the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

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

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

Revenue and cost recognition

The Company had limited revenues of  $73,000 during fiscal 2008 while conducting its limited quality control evaluation of its ShopFast PC software, its first revenues since inception.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force Issue No. 99-19, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with Emerging Issue Task Force Issue No. 00-10, accounting for shipping and handling fees and costs.

The Company. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured.

As a rule, a majority of revenue for The Company is recognized when actual collection of cash occurs. This is true for License revenue paid in full, Advanced Solutions revenue and Subscription revenue. Our License revenue on payment plans allows for customers to pay over time in installments and is recognized upon delivery of the product at the present value of the installment payment stream.

Costs are recorded at the time the related revenue is recorded. Payment processing costs are recorded in the period the costs are incurred and customer acquisition costs are comprised primarily of telemarketing costs and service costs and other additional benefit services.

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargeback’s from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

Commissions

The Company will pay commissions for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a telemarketing sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials recognized when marketing materials are provided to the representatives.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

Reclassifications

Certain amounts from 2007 may have been reclassified to conform to the 2008 presentation.

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2008 and 2007.

There were no options outstanding at December 31, 2008 or December 31, 2007.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

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

During 2008, the Company issued 100,000 shares of common stock for services at $0.25 per share.

On March 31, 2008, the Company issued 491,765 shares of common stock in conversion of $83,600 of accrued salaries and related party loans. Shares were valued at $0.17, which approximated the market value of the shares on the day of exchange. On December 31, 2008, the Company issued 12,500,000 shares of common stock in conversion of $125,000 of accrued salaries and related party loans. Shares were valued at $0.01.  On the date of the exchange the average market value of a common share was $0.01.

NOTE 6 - RELATED PARTY TRANSACTIONS

In 2008, the Company converted $208,600 of accrued salary and loans owed to the Company’s President into 12,991,765 shares of common stock.

In December 2007, the company converted accrued salary and loans from the company’s President totaling $284,570 into 2,060,534 shares of common stock.

In February 2008, the Company renewed the employment agreement with its founder and President that expires on February 28, 2013.  The agreement provides for an annual salary of $275,000, fringe benefits and an incentive bonus based on achievement of certain performance targets.  The agreement also includes a covenant not to compete with the Company for a period of one year after employment ceases.

NOTE 7 – WARRANTS

There were no warrants issued and outstanding as of December 31, 3008 and 2007.

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

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

Net deferred tax assets consist of the following components as of December 31:

	2008	2007

Deferred tax assets:	$1,586,100	$1,497,400
NOL carryover
Accrued expenses	48,800	67,300
Deferred tax liabilities:	-	-

Valuation allowance	(1,634,900)	(1,564,700)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book income (loss)	$(188,282)	$(654,350)
Stock for services/options expense	9,750	566,640
Meals and entertainment	3,889	3,410
Accrued Salary	48,750	124
Accrued expenses	-	47,000
Valuation allowance	(125,893)	(37,176)

	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $4,066,800 that may be offset against future taxable income from the year 2009 through 2026.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately a $0  increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$(1,508,959)
Additions based on tax positions related to the current year	(125,893)
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2008	(1,634,852)

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2008 and 2007

Included in the balance at December 31, 2008, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 9 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, and has a working capital deficit of approximately $510,100, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

On February 28, 2009, the company issued 1,000,000 shares of common stock at a price of $0.04 to secure the payments due to one of its vendors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and FinancialDisclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A (T).	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this annual report, under the supervision and review of our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial date:

Due to the size of the Company we lack adequate personnel and the expertise that is required for us to prepare an accurate analysis of our cashflows and ultimately the Statement of Cashflows included in our financial statements.

In addition, because of the lack of expertise with financial statement preparation and presentation our footnotes are frequently incomplete, inadequate and inconsistent with prior periods. The Company is actively looking to hire a Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	50	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Due to the early stage nature of our business, we do not have an audit committee, nor have our board of directors deemed it necessary to have an audit committee financial expert. Insofar that we are not a listed security, we are not required to have an audit committee.  Within the next 12 months, however, we expect to have several committees in place, including a compensation, budget and audit committee.  At such time, we intend to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Ronny Yakov was delinquent in filing an aggregate of 3 beneficial ownership reports pursuant to Section 16(a), 1 of which was “known failures”, which did not disclose 2 transaction in a timely manner.  These delinquent filings were subsequently filed late..

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.   A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 1120 Avenue of the Americas, 4th floor, New York, NY 10036.

Item 11.	Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2006, 2007 and 2008.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov, President and Interim Chief Financial Officer	2008	275,000	$0	$0	$0	$0	$0	18,000	288,000
	2007	250,000	0	0	0	0	0	18,000	268,000
	2006	250,000	0	0	0	0	0	18,000	268,000

(1) Accrued but not paid and converted to stock on a quarterly or  semi-annual basis.
(2) Car allowance

 Employment Agreements

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

The initial employment agreement also includes provision for the grant to Ronny Yakov of options if certain performance criteria are met, the last remaining of which for 20,000 shares of Common Stock would have been exercisable on March 1, 2008, exercisable at $0.70 per share, if the performance criteria had been met. Based on the performance of the Company no stock options were issued, or will be issued, in connection with the employment agreement, as the performance criteria had not been met. On February 20, 2008 the company extended the employment agreement with its founder and president for another 5 years commencing April 1, 2008 that expires on February 28, 2013. The agreement provides for an annual salary of $275,000 plus  the above mentioned fringe benefits and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

Outstanding Equity Awards at Fiscal Year-End

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

Director Compensation

Our directors do not receive fixed compensation for their services as directors.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, information regarding the beneficial ownership of each class of our voting securities by: (i) each our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2008, 56,782,832 shares of our common stock were outstanding.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Ronny Yakov c/o 1120 Avenue of the Americas, 4th flr New York, NY 10036	39,108,465	69%	69%
All members and officers as a group (1 member)	39,108,465	69%	69%

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

(2)	Excludes 562,660 shares of common stock owned by Mr. Yakov’s mother, Batya Yakov, any beneficial ownership of which is disclaimed by Mr. Yakov

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In December 2007, the Company converted accrued salary and loans from the company’s President totaling $56,266 into 562,660 shares of common stock at a price of $0.10.

In March 2008, the Company converted accrued salary and loans from the company’s President totaling $83,600 into 491,765 shares of common stock at a price of $0.17.

In December 2008, the Company converted accrued salary and loans from the company’s President totaling $125,000 into 12,500,000 shares of common stock at a price of $0.02.

           The conversion price was arbitrarily determined by us and Mr. Yakov and does not bear any relationship to assets, earnings, book value or other objective criteria of value. In addition, no investment banker, appraiser or other independent third party was consulted concerning the conversion price for the shares or the fairness of the conversion price.

Director Independence

Our board of directors has determined that none of our directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  See “Lack of Committees” for the NASDAQ definition of “Independent Director.”

Item 14.	Principal Accountant Fees and Services.

HJ & Associates, LLC (‘‘HJ’’) have billed and anticipate billing the Company as follows for the year ended December 31, 2008.

Audit Fees

Audit fees billed to the Company by HJ for its audit of the Company’s financial statements included in this Form 10-K, for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and its review of financial statement included in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission for 2008 and 2007 totaled $17,420 and $10,000, respectively.

Audit-Related

There were no audit- related fees billed to the Company by HJ for the years ended December 31, 2008 and 2007.

Tax Fees

Tax fees billed to the Company by HJ for its tax returns for the years ended December 31, 2008 and 2007 were $2,917 and $0, respectively.

Other

No other fees were billed to the Company by HJ for all other non-audit or tax services rendered to the Company for the years ended December 31, 2008 and 2007.

Audit Committee Pre-Approval Policies

As of this filing date, OLB has no Audit Committee.  Therefore it has not adopted a procedure under which all fees charged by M&P must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

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

We can provide no assurances that our board’s efforts to select two persons to serve as independent directors and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

Item 15.	Exhibits.

Exhibit
Number	Description
2.1	Certificate of Incorporation (1)
2.2	Bylaws (1)
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business) (1)
3.1	Common Stock Certificate(1)
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov (1)
8.1	Legal opinion respecting write off of certain debts (1)
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov (1)
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc. (1)
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc. (1)
11	Statement re: Computation of per share earnings *
14.1	Code of Ethics and Code of Conduct (2)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Interim Chief Financial Officer *

(1) Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on December 21, 2007.
(2) Incorporated by reference to Registrant’s Registration Statement on Form 10-KSB as filed with the Commission on April 7, 2008.
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

BY:	/s/ Ronny Yakov
Ronny Yakov
President and Interim Chief Financial Officer

Date: April 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	April 13, 2009
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)