Form 10-Q
period 2009-03-31
OLB GROUP, INC.
filed 2009-05-08
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

Commission File Number: 000-52994

THE OLB GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-4188568

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1120 Avenue of the Americas, 4th flr New York, NY 10036
(Address of principal executive offices)

(212) 278-0900
(Registrant's telephone number)

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 6, 2009, the Company had outstanding 56,782,832 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc.

Balance Sheets
ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$831	$670

Total Current Assets	831	670

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,796	$5,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$201,898	$202,497
Loan payable - officer	4,685	1,473
Accrued salary	193,750	125,000
Judgment payable with accrued interest	184,172	181,863

Total Current Liabilities	584,505	510,833

TOTAL LIABILITIES	584,505	510,833

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 56,782,832 and 56,782,832 shares issued and outstanding, respectively	567,830	567,830
Additional paid-in capital	10,473,321	10,473,321
Accumulated deficit	(11,619,860)	(11,546,349)

Total Stockholders’ Deficit	(578,709)	(505,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,796	$5,635

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

NET REVENUES	$95,490	$-

Cost of sales	72,320	-
Gross Profit	23,170

OPERATING EXPENSES
Officer salary	68,750	62,500
General and administrative	25,622	73,596

Loss from operations	71,202	136,096

OTHER EXPENSE

Interest expense	(2,309)	(2,309)

Total Other Expense	(2,309)	(2,309)

NET LOSS	$(73,511)	$(138,405)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES	56,782,832	43,789,968

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity	491,765	4,918	78,682

Issuance of common stock
to convert accrued salaries and loans to equity	12,500,000	125,000

Net loss for the year ended December 31, 2008				(482,775)
Balance at, December 31, 2008	56,782,832	567,830	10,473,321	(11,546,349)

Net Loss for the 3 months Ended March 31, 2009 (unaudited)	-	-	-	(73,511)

Balance at March 31, 2009 (unaudited)	56,782,832	$567,830	$10,473,321	$(11,619,860)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(73,511)	$(138,405)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock for services	-	25,000
Changes in assets and liabilities:
Decrease in prepaid assets	-	22,500
Increase in accounts payable and accrued expense	70,460	55,400

Net Cash (Used in) Operating Activities	(3,051)	(35,505)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan- officer	(13,950)	(5,500)
Proceeds from loan - officer	17,162	41,600

Net cash provided by financing activities	3,212	36,100

NET CHANGE IN CASH	161	595

CASH – BEGINNING OF YEAR	670	2,333

CASH – END OF YEAR	$831	$2,928

CASH PAID FOR

Interest	-	-
Taxes	$-	$909

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-	$83,600
Stock for services	$-	$25,000

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included on the Company’s Form 10-K.  The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Revenue and Cost Recognition

As a rule the company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. A majority of revenue for the company is recognized when actual collection of cash occurs. This is true for license revenue, Advanced Solutions revenue and Subscription revenue. Our license revenue on payment plans allows for customers to pay over time in installments and is recognized upon delivery of the product at the present value of the installment payment stream.

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2009 and December 31, 2008

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

Costs

Costs are recorded at the time the related revenue is recorded. Payment processing costs are recorded in the period the costs are incurred and customer acquisition costs are comprised primarily of telemarketing costs and service costs and other additional benefit services.

NOTE 3 -	RELATED PARTY TRANSACTIONS

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

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2009 and December 31, 2008

NOTE 4 -	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of $583,674 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 5 -	SIGNIFICANT TRANSACTIONS

On February 28, 2009, the company issued 1,000,000 shares of common stock at a price of $0.04 to secure the payments due to one of its vendors. As it is the understanding of both parties that the shares were issued as security for payment and the intention is to have them returned to the company once payment has been made, the shares have not been recorded as issued and outstanding as of March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Form 10-Q include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control.  Please see our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an e-commerce service provider, which enables a business desiring to sell goods and services on the internet to utilize the our e-commerce resources and support services, thus creating economies of scale and cost efficiencies for e-commerce sellers throughout the entire e-commerce process.

The products that we plan to distribute over the next year will account for most of our business are as follows:

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

We can provide no assurances that our expectations described above will be realized.  As of December 31, 2008, the Company did not have any long term contractual obligations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES

Revenue for the three month period ended March 31, 2009 was $95,490 as compared to $-0- for the three months ended March 31, 2008.  The primary reason for this increase is a result of new subscribers.

COST OF SALES

Cost of sales for the three month period ended March 31, 2009 was $72,320 as compared to $-0- for the three month period ended March 31, 2008.  The primary reason for this increase is a result of increased activity associated with generating sales.

GROSS PROFIT

Gross Profit for the three month period ended March 31, 2009 was $23,170 as compared to $-0- for the three month period ended March 31, 2008.  The primary reason for this increase is a result of generation of new subscribers.

OPERATING EXPENSES

Officer Salaries

Officer Salaries for the three month period ended March 31, 2009 was $68,750 as compared to $62,500 for the three month period ended March 31, 2008.  The primary reason for this increase is a result of increase in the salary to our sole executive officer.

General and Administrative Expenses

General and administrative  ("G&A") expenses decreased to $25,622 from $73,596 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease in G&A expenses was the result of a decrease in professional fees and services for software development.

LOSS FROM OPERATIONS

Our loss from operations for the three month period ended March 31, 2009 was $71,202 as compared to $136,096 for the three month period ended March 31, 2008.  The primary reason for this decrease is a result of generating additional sales.

INTERST EXPENSE

Our interest expenses for the three month period ended March 31, 2009 was $2,309 as compared to $2,309 for the three month period ended March 31, 2008.

NET LOSS

Net loss for the three month period ended March 31, 2009 was $73,511 as compared to $138,405 for the three month period ended March 31, 2008. This decrease in net loss was the result of the increase in sales and the decrease in G&A expenses for professional fees and software development.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had a working capital deficit of $583,674. At December 31, 2008, the Company had a working capital deficit of $510,163.  During the three months ended March 31, 2009, the Company used $3,051 of cash for operating activities, as compared to $35,505 in cash used through three months ended March 31, 2008. The decrease in the use of cash for operating activities was a result of a decrease in general and administrative expenses.

The Company did not generate any cash flow from investing activities for the three months ended March 31, 2009 or 2008.

Cash provided from financing activities during the three months ended March 31, 2009 was $3,212 as compared to $36,100 during the three months ended March 31, 2008. Our capital needs have primarily been met from the loans from our president.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of debt, convertible debt or equity, in order to provide the necessary working capital. There can be no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.  The Company’s primary sources of funding to date consists of loans from its Chief Executive Officer and principal stockholder, Ronny Yakov. Although Mr. Yakov has provided financing in the past, he has no binding commitment to continue such financing.

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the second quarter of fiscal 2009, to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

Our financial statements as of the three months ended March 31, 2009 have been prepared under the assumption that we will continue as a going concern through December 31, 2009. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

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

Allowance for Doubtful Accounts

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

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2009, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008.   The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

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

We do not currently have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”), that are designed to ensure that information required to be disclosed by us in ~~r~~eports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported~~,~~ within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management designed its disclosure controls and procedures to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changed in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2009, the company issued 1,000,000 shares of common stock at a price of $0.04 to secure the payments due to one of its vendors. It is the understanding of both parties that the shares were issued as security for payment and the intention is to have them returned to the company once payment has been made. These shares were not shown as issued and outstanding as of March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Ronny Yakov
Date: May 8, 2009	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)