Form 10-Q
period 2009-06-30
OLB GROUP, INC.
filed 2009-07-31
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

As of July 31, 2009, the Company had outstanding 56,782,832 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

The OLB Group, Inc.

Balance Sheets
ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$702	$670

Total Current Assets	702	670

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,667	$5,635

CURRENT LIABILITIES

Cash overdraft	$869	$-
Accounts payable and accrued expenses	216,062	202,497
Loan payable - officer	-	1,473
Accrued salary	239,968	125,000
Judgment payable with accrued interest	186,481	181,863

Total Current Liabilities	643,380	510,833

TOTAL LIABILITIES	643,380	510,833

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,	-
56,782,832 and 56,782,832 shares issued and outstanding, respectively	567,830	567,830
Additional paid-in capital	10,473,321	10,473,321
Accumulated deficit	(11,678,864)	(11,546,349)

Total Stockholders’ Deficit	(637,713)	(505,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,667	$5,635

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$178,256	$-	$82,766	$-

Cost of goods / services	108,310	-	35,991	-

Gross Profit	69,946	-	46,775	-

OPERATING EXPENSES
Officer salary	137,500	131,250	68,750	68,750
General and administrative	60,343	110,676	34,721	36,515

Loss from operations	(127,897)	(241,926)	(56,696)	(105,265)

OTHER INCOME (EXPENSE)

Interest expense	(4,618)	(3,488)	(2,309)	(1,744)

Total Other Expense	(4,618)	(3,488)	(2,309)	(1,744)

NET LOSS	$(132,515)	$(245,414)	$(59,005)	$(107,009)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

BASIC WEIGHTED
AVERAGE SHARES	56,782,832	44,036,950	56,782,832	44,282,832

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity	491,765	4,918	78,682

Issuance of common stock
to convert accrued salaries and loans to equity	12,500,000	125,000

Net loss for the year ended December 31, 2008				(482,775)
Balance at, December 31, 2008	56,782,832	567,830	10,473,321	(11,546,349)

Net Loss for the 6 months Ended June 30, 2009 (unaudited)	-	-	-	(132,515)

Balance at, June 30, 2009 (unaudited)	56,782,832	$567,830	$10,473,321	$(11,678,864)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(132,515)	$(245,414)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Stock for services	-	25,000
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	32,501
Increase in accounts payable and accrued expense	155,683	116,661

Net Cash Provided by (Used in) Operating Activities	23,168	(71,252)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	869	-
Repayment of loan- officer	(47,950)	(5,500)
Proceeds from loan - officer	23,945	74,730

Net cash provided (used) by financing activities	(23,136)	69,230

NET CHANGE IN CASH	32	(2,022)

CASH – BEGINNING OF YEAR	670	2,333

CASH – END OF YEAR	$702	$311

CASH PAID FOR

Interest	-	$-
Taxes	$418	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-	$83,600
Stock for services	$-	$25,000

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2008 and December 31, 2009

NOTE 1 -	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included on the Company’s Form 10-K.  The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
June 30, 2009 and December 31, 2008

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

During 2008 the company converted $208,600 of accrued salary and loans owed to the Company’s President into 12,991,765 shares of common stock.

NOTE 4 -	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $642,678 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 5-	SUBSEQUENT EVENTS

Management has evaluated events through July 27, 2009 and note that there are no subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the forth quarter of fiscal 2009, to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

We are currently in the quality assurance testing phase for our re-developed ShopFast DSD software, which is based on a different design platform than the prior versions, allowing it to operate faster and under all computer operating systems that can fully support Internet Explorer 5.0 or higher. ShopFast DSD will have be a customized product to the needs of the particular clients. The immediately prior paragraph is also applicable to the successful testing of our re-developed ShopFast DSD product.  If we are unable to raise capital, we will not be able to implement our plans.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased by $50,333 or 45% to $60,343 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. For the six months ended June 30, 2009. This decrease in expense was the result of a decrease in professional fees and services for the software development.

NET LOSS

 Net loss decreased by $112,889 to $132,515 for the six months ended June 30, 2009 as compared to six months ended June 30, 2008.   This decrease in net loss was the result of the decrease in G&A expenses for professional fees & software development.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2009, the Company generated $23,168 of cash from operating activities, as compared to $71,252 cash used through six months ended June 30, 2008. The decrease in the use of cash was from higher revenue from the internet sales.

Cash provided from financing activities during the six months ended June 30, 2009 was $(23,136) as compared to $69,230 through six months ended June 30, 2008. Our capital needs have primarily been met from the loans or repayment of loans from our president.

Our financial statements as of the six months ended June 30, 2009 have been prepared under the assumption that we will continue as a going concern through December 31, 2009. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

	By:	/s/ Ronny Yakov
Date: July 31, 2009	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)