Form 10-Q
period 2009-09-30
OLB GROUP, INC.
filed 2009-11-06
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐ No  ☒

As of November 2, 2009, the Company had outstanding 56,782,832 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

The OLB Group, Inc.

Balance Sheets
ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$119	$670

Total Current Assets	119	670

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,084	$5,635

CURRENT LIABILITIES

Cash overdraft	$2,849	$-
Accounts payable and accrued expenses	179,389	202,497
Loan payable - officer	30,640	1,473
Accrued salary	308,718	125,000
Judgment payable with accrued interest	188,790	181,863

Total Current Liabilities	710,386	510,833

TOTAL LIABILITIES	710,386	510,833

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,	-
56,782,832 and 56,782,832 shares issued and outstanding, respectively	567,830	567,830
Additional paid-in capital	10,473,321	10,473,321
Accumulated deficit	(11,746,453)	(11,546,349)

Total Stockholders’ Deficit	(705,302)	(505,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,084	$5,635

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$241,709	$-	$63,453	$-

Cost of goods / services	135,943	-	27,633	-

Gross Profit	105,766	-	35,820	-

OPERATING EXPENSES
Officer salary	206,250	200,000	68,750	68,750
General and administrative	92,693	128,137	32,350	15,409

Loss from operations	(193,177)	(328,137)	(65,280)	(84,159)

OTHER INCOME (EXPENSE)

Interest expense	(6,927)	(5,232)	(2,309)	(1,744)

Total Other Expense	(6,927)	(5,232)	(2,309)	(1,744)

NET LOSS	$(200,104)	$(333,369)	$(67,589)	$(85,903)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

BASIC WEIGHTED
AVERAGE SHARES	56,782,832	44,119,509	56,782,832	44,282,832

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit

Balance at December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity	491,765	4,918	78,682

Issuance of common stock
to convert accrued salaries and loans to equity	12,500,000	125,000

Net loss for the year ended December 31, 2008				(482,775)

Balance at December 31, 2008	56,782,832	567,830	10,473,321	(11,546,349)

Net Loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	(200,104)

Balance at September 30, 2009 (unaudited)	56,782,832	$567,830	$10,473,321	$(11,746,453)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(200,104)	$(333,369)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock for services	-	25,000
Changes in assets and liabilities:
Decrease in prepaid assets	-	32,501
Increase in accounts payable and accrued expense	167,537	193,728

Net Cash Used in Operating Activities	(32,567)	(82,140)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft	2,849	20
Repayment of loan- officer	(33,978)	(5,500)
Proceeds from loan - officer	63,145	85,649

Net cash provided by financing activities	32,016	80,169

NET CHANGE IN CASH	(551)	(1,971)

CASH – BEGINNING OF YEAR	670	2,333

CASH – END OF YEAR	$119	$362

CASH PAID FOR

Interest	-	$-
Taxes	$418	$7,192

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-	$-
Stock for services	$-	$108,599

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 -     BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included on the Company’s Form 10-K.  The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Recent Accounting Pronouncements

During the quarter ended September 30, 2009 and the year ended December 31, 2008, the Company adopted the following accounting pronouncements:

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

Subsequent Events Topic 855 of the FASB Accounting Standards Codification.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2009 and December 31, 2008

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

NOTE 4 -     GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $710,267 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 5-      SUBSEQUENT EVENTS

Management has evaluated events through November 6, 2009 and notes that there are no subsequent events to disclose.

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

Overview

We are an e-commerce service provider, which enables a business desiring to sell goods and services on the internet to utilize our e-commerce resources and support services, thus creating economies of scale and cost efficiencies for e-commerce sellers throughout the entire e-commerce process.

The products that we plan to distribute over the next year which will account for most of our business are as follows:

•	ShopFast PC

•	ShopFast DSD

There are a number of trends in the e-commerce/direct response marketing industry, the most significant of which is the trend toward integrated marketing strategies. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, social networking, and other disciplines. The objective of integrated marketing is to promote our products and services.

Price is no longer the sole motivator of purchasing behavior for our potential customers. With the availability of similar products from multiple sources, customers are increasingly looking for distributors who provide a tangible value-added service to their products. As a result, we provide a broad range of products and related services. Specifically, we will provide research and consultancy services, artwork and design services, and fulfillment services to our customers. These services will be provided in-house as well as outsourced by our current suppliers.

We can provide no assurances that our expectations described above will be realized.

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product by the end of the fourth quarter of fiscal 2009, to produce a 30 minute infomercial to promote this product, as well as a short form two minute commercial after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

If we successfully test our ShopFast PC product, we are planning to develop or acquire additional products to complement our e-commerce products. We anticipate that we will also need to make expenditures in the following areas: to expand our existing ecommerce platform and replace some of the existing hardware and servers to service the volume of transactions we anticipate and to add more marketing and administrative personnel, although our initial plan is to outsource significant services to third party providers. The additional products to be developed and/or acquired have not yet been identified, but are expected to be the result of requests by clients and/or their customers for additional functionality, services, payment methods and/or product availability.

We are currently in the quality assurance testing phase for our re-developed ShopFast DSD software, which is based on a different design platform than the prior versions allowing it to operate faster and under all computer operating systems that can fully support Internet Explorer 5.0 or higher. ShopFast DSD will be a customized product to the needs of the particular clients. The immediately prior paragraph is also applicable to the successful testing of our re-developed ShopFast DSD product.  If we are unable to raise capital, we will not be able to implement our plans.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased by $35,444 or 28% to $92,693 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease in expense was the result of a decrease in professional fees and services for the software development.

NET LOSS

Net loss decreased by $133,265 to $200,104 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.   This decrease in net loss was the result of the decrease in G&A expenses for professional fees & software development and the gross profit generated in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2009, the Company used $10,035 of cash for operating activities, as compared to $82,140 of cash used through the nine months ended September 30, 2008. The decrease in the use of cash was from the revenue from the internet sales.

Cash provided from financing activities during the nine months ended September 30, 2009 was $9,484 as compared to $80,169 through the nine months ended September 30, 2008. Our capital needs have primarily been met from the loans from our president.

Our financial statements as of the nine months ended September 30, 2009 have been prepared under the assumption that we will continue as a going concern through December 31, 2009. Our independent registered public accounting firm has issued their report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that our future liquidity requirements will require a need to obtain additional financing. The Company’s primary source of funding to date consists of loans from its Chief Executive Officer and principal stockholder, Ronny Yakov. Although Mr. Yakov has provided financing in the past, he has no binding commitment to continue such financing. We may not be able to obtain such additional financing or, if obtained, such financing may not be available and/or not be on terms favorable to us.

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

Revenue Recognition

Revenue is accounted for as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with Emerging Issue Task Force Issue No. 00-10, accounting for shipping and handling fees and costs.

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

Recently Issued Accounting Pronouncements

During the quarter ended September 30, 2009 and the year ended December 31, 2008, the Company adopted the following accounting pronouncements:

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

 Subsequent Events Topic 855 of the FASB Accounting Standards Codification

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”), that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported ~~,~~ within the time periods specified in   Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management designed its disclosure controls and procedures to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: November 6, 2009	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)