Form 10-K
period 2009-12-31
OLB GROUP, INC.
filed 2010-03-30
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30,  2009, was approximately $1,338,706.

As of March 30, 2010, there were 71,943,192  shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

TABLE OF CONTENTS

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of The OLB Group, Inc. included in this Report, including matters discussed under the captions “Legal Processing” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.”  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets;

•	cyclical factors affecting our industry;

•	lack of growth in our industry;

•	Our ability to comply with government regulations;

•	a failure to manage our business effectively and profitably; and

•	Our ability to sell both new and existing products and services at profitable yet competitive prices.

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

As a result of the merger, we acquired all of the assets of OLB.com, including its intellectual property. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com common and preferred stock and, in addition, the former holders of the Series A stock of OLB.com received one warrant for each such preferred share and the former holders of the Series B Preferred Stock of OLB.com received two warrants for each such preferred share, to purchase shares of our common stock. An aggregate of 26,901,963 shares of common stock were issued in connection with the merger.

We are authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 71,943,192 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

Our Business

We are an e-commerce service provider engaged in the development of software products and other services designed to help businesses sell products over the internet.

Our Products

We developed two software products: ShopFast Direct Shopping Database (TM) (“ShopFast DSD”), and  ShopFast Profit Center  (TM) (“ShopFast PC”). Each of these software products enables the user of the software to create an internet website from which such user can sell products located on a database maintained by us (the “OLB Database”).

Throughout this Form 10-K, our “client” refers to the person who purchases and uses either ShopFast DSD or ShopFast PC. Whenever we refer to the “purchase” or “purchase price” of ShopFast DSD or ShopFast PC, as with almost all other software on the market, we are referring to the purchase of a license to use the software.

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

ShopFast PC is also a software suite. ShopFast PC enables our client to create on its own a standard website pre-designed by us for the sale of products from the OLB Database. Our client may choose from a selection of our pre-designed logos, design layouts, and color schemes for the website. Further, our client may personalize certain of the information on the website, by adding the client’s name, slogan, and other information about the client.

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

We intend to formally launch the promotion of our ShopFast PC software beginning in the second quarter of 2010 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

Potential Markets

We intend to generate revenues from the following sources:

•	sales of ShopFast DSD and ShopFast PC to our clients;
•
revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period;

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

Selling products through "Infomercials" (direct response television sales - "DRTV") can serve as a profitable sales tool for appropriate products. According to Forbes Magazine, an estimated sixty three percent (63%) of Americans over the age of sixteen had purchased products after viewing an Infomercial program.

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

We believe that our products will offer the following competitive advantages to clients:

Flexibility: Our flexible platform will allow for more customized solutions for clients.

Categories: We will provide financial service companies with direct debit capability for their customers.

Operating cost: Low cost resources, no warehouse, all fulfillment and customer service are outsourced.

Experience: We have processed over 250,000 e-commerce orders for resellers in the past, during the period during which we marketed our original ShopFast DSD Software.

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

We believe that our business strategy offers the following advantages over traditional e-commerce:

•
Flexibility to add new resellers to our existing scalable e-commerce platform and resources: Our e-commerce platform consists of the hardware and software needed to operate our e-commerce services. A reseller can be added to our e-commerce platform and infrastructure by the installation of ShopFast PC or ShopFast DSD on the reseller’s computer.

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

Customers

The company completed its final development of its ShopFast PC software and has substantially completed its quality assurance process. In the fourth quarter of 2008, the Company began accepting a small number of paid subscribers in connection with the evaluation and completion of its quality assurance process. The Company plans to complete all phases of its quality assurance process and expand marketing of its ShopFast PC software in the second quarter of 2010, depending on the funds available to the Company for such marketing efforts.

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

Intellectual Property

The Company does not have any registered trademarks. We have obtained the domain name http://www.shopfast.com (“shopfast.com”) as well as http://www.shopfast.net (“shopfast.net”) We also have obtained the domain name http://www.olb.com, which will be utilized to provide information about the Company as well as information about its products and services. This site will not be utilized for sales of software and or product, but it is anticipated that links to such sites, when appropriate, will be provided.

The Company still maintains ownership of the domain name http://www.colorbank.com, which was utilized in connection with its prior business operations. The Company has no present plans for the utilization of this domain name.

The company intends to file for registered trademarks for its products when funds are available for that purpose. However, there can be no assurance that the Company will be successful in obtaining any such trademarks.

The company is also the sole owner of all the source code and development properties of the ShopFast software.

Employees

As of December 31, 2009, we had one full time employee and five part time employees, all of whom, except for Ronny Yakov, our chief executive officer, are outsourced as contractors to the Company. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2013.

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

Regulation

At this time, there are no federal or state certifications or other regulatory requirements applicable to our products and we are not aware of any pending federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the sales and distribution of our products in the United States or elsewhere; however, our products and business practices may be subject to review by industry self-regulatory agencies and consumer affairs monitors. Actions resulting from such reviews could include, but not limited to, cease and desist orders, fines and recalls.

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

In 2008 and 2009, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

We incurred significant losses from operations, and as of December 31, 2009,  have a working capital deficit of approximately $85,214.

Our auditors have indicated that our past losses from operations and our working capital deficit raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. We expect to incur significant up-front expenditures in connection with our e-commerce operations, including increased expenditures relating to marketing and sales and development of web sites for new clients, which will result in continuing operating losses. While we currently expect to commence marketing our e-commerce software and services in the second quarter of 2010, we anticipate that losses will continue until we attract and retain a sufficient number of clients for our products and services and are able to generate sufficient revenues from the e-commerce websites of such clients to offset such expenditures. Historically, we have not derived positive cash flow from a web site until it has been in operation for six to nine months. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We expect to increase our sales and marketing expenses, research and development expenses and general and administrative expenses, and we cannot be certain that our revenues will grow at a rate sufficient to cover these costs, if at all. Accordingly, we may be unable to operate profitably, even if we develop operations and generate revenues. The Company expects, based on prior experience, that the Company may have a negative cash flow for the first six to nine months after it commences marketing efforts, which are planned to commence during the second quarter of 2010, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. We will be dependent on a limited number of suppliers, and we currently have only one Supplier agreement and arrangement.

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

We will be dependent on third parties for fulfillment over whom we have only limited or no control.

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

Typically, a client’s customer will place the order on the Internet Storefront and pay for it by credit card on the Internet Storefront. Upon the placement of an order, we will automatically receive an electronic copy of the order, and we will receive the credit card funds directly from the credit card company. We will then purchase the ordered products from a supplier and arrange for direct delivery from the supplier to the client’s customer. The supplier will thereafter invoice us for the products purchased, which we will pay when due. We will also pay to our client a commission on the products sold, commission will be paid once a month with respect to all products sold by such client during the preceding month. We will retain any remaining profits, after payment of client commissions.

In the event of a customer dispute it is possible that a credit card company may charge back the purchase price of a product while we have paid the supplier for the products. The Company will have a potential for loss on such amounts if the dispute is not resolved to the customer’s satisfaction or the credit card company otherwise reverses any such charge back.

We hope to enter into additional agreements with our suppliers which will require them, as in the case with B&T, to pay us specified percentages (by product line) of total product sales offered by us over the Internet. We will recognize revenues on product sales when the product is shipped to the client’s customer by our supplier. We will recognize the amount due to a supplier (i.e., total product sales less our specified percentage) in cost of sales. In order for us to adopt this accounting policy, we will assume the risk of loss on product shipments and bear the credit risk with respect to product sales. An unanticipated delay in shipping, or substantial shipments of defective goods and/or returns could result in our absorbing the loss. If product related losses are material, our business financial condition and operating results could likely be adversely affected.

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

Failure of our hardware systems or system suppliers could have a material adverse effect on our business.

We will depend on third party communications providers to enable internet users to access our resellers' web sites and the ShopFast DSD website which we intend to establish when the ShopFast DSB becomes ready for sale. These web sites could experience disruptions or interruptions in service due to failures by these providers. In addition, end-users depend on Internet service providers, online service providers and other web site operators for access to these web sites. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Material delays and system failures would adversely affect our operations and could have material adverse effect on our business, prospects and financial condition.

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

We, by way of our predecessor company, commenced e-commerce operations in 1997, and such predecessor discontinued its focus on the digital media services business in 1999, which was wound down and fully discontinued in 2001. Thereafter, the focus became the development and implementation of our initial introduction of ShopFast software. In 2000 we completed the original version of our ShopFast DSD software. In fiscal 2001 and 2002 the Company lacked the funds to further develop the software. In January 2003, we revised our e-commerce business plan by undertaking the redesign and redevelopment of our products and changing our marketing strategy. However, during fiscal 2003 and 2004, we were also unable to expend funds for the development of the software as the result of the inability of our merger partner to provide the Company with the promised funding in accordance with the Merger Agreement. Such redesign of our products was made for the purpose of incorporating into our previously existing products current technologies and software that is intended to make the products easier to use. In January, 2006, to aid us in redesigning and developing our ShopFast PC and ShopFast DSD products, we retained six freelance software developers, some of which are operating in India. Such software developers are responsible for ensuring that the features of our software products work properly, resolving any problems in the software, and developing any new features that we desire to add. These software developers are paid on an hourly fee basis for their services. No written agreements have been entered into with any of such software developers.

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

Accordingly, we are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new enterprise in an emerging and rapidly evolving industry characterized by an increasing number of new Internet products and services.

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

Possible partnering with a third party for advertising and marketing, since we have a limited financial resources, could have a material adverse effect on our potential revenues.

We would consider partnering with a third party to finance the advertising and marketing of our products and with whom we would share revenues, which would result in the Company receiving a materially lower portion of the potential revenues from operations. The Company has had a preliminary telephone conversation with Advantage Direct of New York to explore possibilities. This conversation was limited to an inquiry as to whether Advantage Direct would have any general interest in partnering with respect to the Shopfast DSD and Shopfast PC products. The Company has not to date furnished a business plan nor any other information on the Company or its products to Advantage Direct. There can be no assurance that such a partnering arrangement would be available to us if we sought such an arrangement.

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

Our business is seasonal, and quarterly operating results can be expected to fluctuate significantly.

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

Internet commerce has grown rapidly in recent years and consumer usage patterns have continually evolved. During this period, many businesses, including shopping services, related to Internet commerce have failed. Because Internet commerce is a young industry, we may need to frequently change websites and other aspects of our business operations. Some of the special risks we face in our rapidly evolving industry are:

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

Ronny Yakov, our sole director and sole officer (Chief Executive Officer, President, Secretary and Interim Chief Financial Officer), beneficially owns approximately 63% of our outstanding common stock. Accordingly, he is in a position to control all actions taken at a meeting of the Board of Directors and/or at a meeting of shareholders. By virtue of such potential vote he can determine the future actions taken by the Company and also has the ability to delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 25,735,366 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Concentration of ownership and exercise of control

Ownership interest in our common stock is concentrated in a small group and may conflict with our other future stockholders who may be unable to influence management and exercise control over our business.

As of the date hereof, our executive officers and directors own 63% of the issued and outstanding shares of our common stock. Our current stockholders will continue to exert significant influence over our management and policies to:

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

Future designation and issuance of preferred stock

The Board of Directors of the Company can authorize the issuance of shares of the Company’s preferred stock, from time to time, in the future. In connection therewith, the Board of Directors can designate terms of the preferred stock for each such issuance, that could have a materially adverse affect on the dividend rights and/or voting rights of the Common Shareholders ..

Potential for significant dilution from future capital financings

In the event that the Company should determine to raise additional funds through the conduction of a capital financing, the shares issued in connection with such capital financing could result in a substantial dilution to the then current Common Shareholders ..

There is very limited trading market for our securities

A very limited trading market exists for our securities and no significant market will develop until our shares are dispersed more widely. Any purchasers of shares from us directly and transferees of the shares held by our current stockholders may find it difficult to dispose of their shares.

Item 1B.	Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Property

We currently share office space at 1120 Avenue of the Americas, New York, NY and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. During the past 12 months we have paid a high of $290 per month and a low of $140 per month. We have the right to expand or minimize our use of the lease space in accordance with our needs.

The Company believes the facilities occupied are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings and are not aware of any pending or threatened proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded in the pink sheets.

Year	Quarter	High Bid	Low Bid
2006	March 31	$0.58	$0.07
2006	June 30	$0.13	$0.05
2006	September 30	$0.07	$0.05
2006	December 31	$0.13	$0.03
2007	March 30	$0.34	$0.08
2007	June 30	$0.25	$0.14
2007	September 30	$0.18	$0.07
2007	December 31	$0.10	$0.09
2008	March 30	$0.22	$0. 07
2008	June 30	$0.03	$0. 09
2008	September 30	$0.03	$0.005
2008	December 31	$0.07	$0.005
2009	March 30	$0.04	$0.04
2009	June 30	$0.08	$0.05
2009	September 30	$0.10	$0.09
2009	December 31	$0.05	$0.02

The closing sales price on March 23, 2010 was $0.04 per share. All Quotations provided herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions.

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 25,735,366 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The Company has no outstanding preferred stock, options or warrants.

At March 30, 2010 there were approximately 127 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2009, we made the sales or issuances of unregistered securities listed in the table below.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Feb 2009	Common Stock	1,000,000 Shares	For services rendered; no other consideration; no commissions paid
Section 4(2) – Issued to a vendor of services to the Company The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with payment for services rendered to the Company and is able to fend for itself.

Dec 2009	Common Stock	8,438,160 Shares	In conversion of accrued but unpaid salary and unpaid loans; no other consideration received; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.

Dec 2009	Common Stock	5,722,200 Shares	In conversion of company debt assumed by an officer; no other consideration received; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary and unpaid loans. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection conversion of accrued but unpaid salary and unpaid loans and is able to fend for himself.

Recent Purchases of Securities

In 2009 and 2008 there were no repurchases of our common stock.

Item 6.	Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Fiscal Year 2009 compared to Fiscal Year 2008

REVENUE

Revenue from operations for the year ended December 31, 2009 increased $217,078 to $290,159 from $73,081 for the year ended December 31, 2008. The increase is mainly attributed to the company's fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the year ended December 31, 2009 increased $64,396 to $77,017 from $12,621 for the year ended December 31, 2008. The increase is mainly attributed to the company's fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative ("G&A") expenses decreased by $91,560 from $217,410 for the year ended December 31, 2008 to $125,850 for the year ended December 31, 2009. The decrease in G&A expenses was the result of a decrease in professional fees and services.

PROVISION FOR INCOME TAXES

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

NET LOSS

           The net loss decreased by $159,706, from a loss of $482,775 for the year ended December 31, 2008, to a loss of $323,069 for the year ended December 31, 2009.  This decrease in net loss was the combined result of the increase in gross profit and decrease in G&A expenses.

Financial Condition, Liquidity and Capital Resources

During the year ended  December 31, 2009, the Company used $43,082 of cash for operating activities, as compared to $67,986 cash used through the fiscal year ended December 31, 2008. The decrease in the use of cash for operating activities was a result of a decrease in consulting fees and other general expenses.

Cash provided from financing activities during the year ended December 31, 2009 was $42,967 as compared to $66,323 through fiscal year ended December 31, 2008. The decrease in cash required for financing is due to the increase in revenue.

Our financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern through December 31, 2010. Our independent registered public accounting firm has issued their report dated March 30, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing eCommerce software. Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software.  We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2010, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

We launched limited quality control test marketing of the software component of our ShopFast PC product during fiscal 2008. In the second quarter of fiscal 2010 we plan to commence full marketing of the ShopFast PC product and we plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

Step 1: Choose the categories of items to be sold on the store

Step 2: Design the store by choosing layouts, fonts, colors and a logo

Step 3: Personalize the store by adding descriptive text

Step 4: Account information to facilitate payments for the store subscription as well as payment of commissions

Step 5: Final store confirmation and immediate store generation

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

Revenue Recognition

The Company had limited revenues during fiscal 2009 while conducting its limited quality control evaluation of its ShopFast PC software.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with the Revenue Recognition topic of the FASB ASC 605, accounting for shipping and handling fees and costs.

The Company also recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

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

Research and Development Costs

In the past, the Company has incurred significant software development costs in connection with its products. In accordance with the Software topic of the FASB ASC 985, costs should be capitalized once technical feasibility is achieved. In the case of the Company this would be when the product is commercially viable (“commercial feasibility”). The Company’s management has taken the position that commercial feasibility is reached very late in the development process and therefore had not capitalized any development costs in regard to their products.

Income Taxes

In accordance with the Income Tax topic of the FASB ASC 740, detailed guidance is provided for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. During the year ended December 31, 2009, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2009 and December 31, 2008.

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

Item 8.	Financial Statements and Supplementary Data

The OLB Group, Inc.

FINANCIAL STATEMENTS

December 31, 2009 and 2008

The OLB Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of The OLB Group, Inc.'s internal control over financial reporting as of December 31, 2009 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2010

The OLB Group, Inc.

Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS

Cash and cash equivalents	$555	$670

Total Current Assets	555	670

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,520	$5,635

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$85,769	$202,497
Loan payable - officer	-	1,473
Accrued salary	-	125,000
Judgment payable with accrued interest	-	181,863

Total Current Liabilities	85,769	510,833

TOTAL LIABILITIES	85,769	510,833

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
71,943,192 and 56,782,832 shares issued and outstanding, respectively	719,434	567,830
Additional paid-in capital	11,069,735	10,473,321
Accumulated deficit	(11,869,418)	(11,546,349)

Total Stockholders’ Equity(Deficit)	(80,249)	(505,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,520	$5,635

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

Net revenues	$290,159	$73,081

Cost of sales	213,142	60,460

Gross profit	77,017	12,621

OPERATING EXPENSES
Officers salary	275,000	268,750
General and administrative	125,850	217,410

Loss from operations	323,833	473,539

OTHER INCOME (EXPENSE)

Interest expense	(9,236)	(9,236)
Gain on forgiveness of debt	10,000	-
Total Other Income	764	(9,236)

NET LOSS	$(323,069)	$(482,775)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	57,665,463	44,194,716

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2007	43,691,067	$436,912	$10,370,639	$(11,063,574)

Issuance of common stock for services	100,000	1,000	24,000

Issuance of common stock
to convert accrued salaries and loans to equity	491,765	4,918	78,682

Issuance of common stock
to convert accrued salaries and loans to equity	12,500,000	125,000

Net loss for the year ended December 31, 2008				(482,775)

Balance at December 31, 2008	56,782,832	$567,830	$10,473,321	$(11,546,349)

Issuance of common stock for services	1,000,000	10,000	30,000

Issuance of common stock
to convert accrued salaries and loans to equity	8,438,160	84,382	337,526

Issuance of common stock
to convert debt assumed by officer	5,722,200	57,222	228,888

Net loss for the year ended December 31, 2009				(323,069)

Balance at December 31, 2009	71,943,192	$719,434	$11,069,735	$(11,869,418)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(323,069)	$(482,775)
Adjustments to reconcile net cash used in operating activities
Stock for services	40,000	25,000
Changes in assets and liabilities:
Decrease in prepaid assets	-	95,833
Increase in accounts payable and accrued expense	239,987	293,956

Net Cash Used in Operating Activities	(43,082)	(67,986)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan- officer	(70,078)	(23,100)
Proceeds from loan - officer	113,045	89,423

Net Cash Provided by Financing Activities	42,967	66,323

NET CHANGE IN CASH	(115)	(1,663)

CASH – BEGINNING OF YEAR	670	2,333

CASH – END OF YEAR	$555	$670

CASH PAID FOR

Interest	$-	$-
Taxes	$932	$932

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$708,018	$208,600

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

The company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 71,943,192 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2009, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements , which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2009 and December 31, 2008.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

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

The Company adopted FASB ASC 350-40, Internal Use Software, which requires the capitalization of internal use software and other related costs under certain circumstances.  The Company is implementing a direct shopping database.  External direct costs of materials and services and payroll costs of employees working solely on the application development stage of the project will be capitalized as required. To date we have not capitalized any software development costs.

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

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

Revenue and cost recognition

Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred.

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

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with the Revenue Recognition topic of the FASB ASC 605. The Company’s current contracts meets these requirements for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargeback’s from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

Commissions

The Company will pay commissions for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a telemarketing sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials which is recognized when the materials are provided to the representatives.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

Stock-based Compensation

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options,based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizingcompensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs aremeasured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever ismore reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2009 an officer and director of the company assumed $286,110 in company accounts payable and other accruals. Refer to note 6 for further detail.

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2009 and 2008.

There were no options outstanding at December 31, 2009 or December 31, 2008.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

During 2008, the Company issued 100,000 shares of common stock for services at $0.25 per share.

On March 31, 2008, the Company issued 491,765 shares of common stock in conversion of $83,600 of accrued salaries and related party loans. Shares were valued at $0.17, which approximated the market value of the shares on the day of exchange. On December 31, 2008, the Company issued 12,500,000 shares of common stock in conversion of $125,000 of accrued salaries and related party loans. Shares were valued at $0.01.  On the date of the exchange the average market value of a common share was $0.05.

On February 28, 2009, the Company issued 1,000,000 shares of common stock in exchange for services valued at $0.04 per share.

On December 31, 2009, the Company issued 8,438,160 shares of common stock in conversion of $421,908 of accrued salaries and related party loans. Shares were valued at $0.05, which approximated the market value of the shares on the day of exchange. On December 31, 2009, the Company issued 5,722,200 shares of common stock in conversion of $286,110 of company debt that was assumed by an officer. Shares were valued at $0.05, which approximated the market value of the shares on the day of exchange.

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

On December 31, 2009, the Company issued 8,438,160 shares of common stock in conversion of $421,908 of accrued salaries and related party loans. Shares were valued at $0.05. On December 31, 2009, the Company issued 5,722,200 shares of common stock in conversion of $286,110 of company debt that was assumed by an officer. Shares were valued at $0.05.

NOTE 7 – WARRANTS

There were no warrants issued and outstanding as of December 31, 3009 and 2008.

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

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

Net deferred tax assets consist of the following components as of December 31:

	2009		2008

Deferred tax assets:
NOL carryover	$773,837		$1,586,100
Accrued expenses	-		48,800
Deferred tax liabilities:
None		-	-
Valuation allowance	(773,837)		(1,634,900)

Net deferred tax asset	$-		$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book income (loss)	$(125,997)	$(188,282)
Stock for services/options expense	162,813	9,750
Meals and entertainment	4,106	3,889
Accrued Salary	-	48,750
NOL Utilization	-	-
Valuation allowance	(40,922)	(125,893)
	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $1,900,000 that may be offset against future taxable income from the year 2010 through 2027.  No tax benefit has been reported in the December 31, 2009 or December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

 Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 9 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, and has a working capital deficit of approximately $85,214, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In February 2010 the Company received $175,000, less $88,113 in attorney fees, as settlement of a lawsuit that was filed in a previous year. The proceedings were initiated due to non performance of a consulting agreement between the Company and the plaintiff. With receipt of the settlement all further legal action has been dismissed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. (T).	Management’s Report Disclosure Controls and Procedures
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

Management’s Report on Internal Control over Financial Reporting

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

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial date:

Due to the size of the Company we lack the personnel to maintain an adequate level of separation of duties, and have also failed in the timely recording of certain transactions.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	51	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2006, 2007, 2008 and 2009.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny	2009	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
Yakov, President and Interim Chief Financial Officer	2008	275,000	0	0	0	0	0	18,000	293,000
	2007	250,000	0	0	0	0	0	18,000	268,000
	2006	250,000	0	0	0	0	0	18,000	268,000

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

Indemnification of  Directors and Officers

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

The following table sets forth, as of December 31, 2009, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2009, 71,973,192 shares of our common stock were outstanding.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Ronny Yakov c/o 1120 Avenue of the Americas, 4th flr New York, NY 10036	45,595,166	63%	63%
All members and officers as a group (1 member)	45,595,166	63%	63%

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

(2)	Excludes 562,660 shares of common stock owned by Mr. Yakov’s mother, Batya Yakov, any beneficial ownership of which is disclaimed by Mr. Yakov

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In March 2008, the Company converted accrued salary and loans from the company’s President totaling $83,600 into 491,765 shares of common stock at a price of $0.17.

In December 2008, the Company converted accrued salary and loans from the company’s President totaling $125,000 into 12,500,000 shares of common stock at a price of $0.02.

On December 31, 2009, the Company issued 8,438,160 shares of common stock in conversion of $421,908 of accrued salaries and related party loans. Shares were valued at $0.05. On December 31, 2009, the Company issued 5,722,200 shares of common stock in conversion of $286,110 of company debt that was assumed by an officer. Shares were valued at $0.05.

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

Item 14.	Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by HJ & Associates, LLC (‘‘HJ’’) for its audit of the Company’s financial statements included in this Form 10-K, for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and its review of financial statement included in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission for 2009 and 2008 totaled $16,000 and $17,420, respectively.

Audit-Related

There were no audit- related fees billed to the Company by HJ for the years ended December 31, 2009 and 2008.

Tax Fees

Tax fees billed to the Company by HJ for its tax returns for the years ended December 31, 2009 and 2008 were $1,269 and $2,917, respectively.

Other

No other fees were billed to the Company by HJ for all other non-audit or tax services rendered to the Company for the years ended December 31, 2009 and 2008.

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

We can provide no assurances that our board’s efforts to select two persons to serve as independent directors and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

Item 15.	Exhibits

Exhibit
Number	Description
2.1	Certificate of Incorporation (1)
2.2	Bylaws (1)
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business) (1)
3.1	Common Stock Certificate(1)
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov (1)
8.1	Legal opinion respecting write off of certain debts (1)
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov (1)
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc. (1)
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc. (1)
11	Statement re: Computation of per share earnings *
14.1	Code of Ethics and Code of Conduct (2)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Interim Chief Financial Officer *

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

Date: March 30, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 30, 2010
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)