Form 10-Q
period 2010-03-31
OLB GROUP, INC.
filed 2010-05-10
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐ No  ☒

As of May 7, 2010, the Company had outstanding 71,943,192 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

The OLB Group, Inc.

Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$21,910	$555

Total Current Assets	21,910	555

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$26,875	$5,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,553	$85,769
Accrued salary	51,700	-

Total Current Liabilities	130,253	85,769

TOTAL LIABILITIES	130,253	85,769

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized,
71,943,192 and 71,943,192 shares issued and outstanding, respectively	719,434	719,434
Additional paid-in capital	11,069,735	11,069,735
Accumulated deficit	(11,892,547)	(11,869,418)

Total Stockholders’ Deficit	(103,378)	(80,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,875	$5,520

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Net revenues	$57,904	$95,490

Cost of sales	56,830	72,320

Gross Profit	1,074	23,170

OPERATING EXPENSES
Officer salary	68,750	68,750
General and administrative	42,340	25,622

Loss from operations	(110,016)	(71,202)

OTHER INCOME (EXPENSE)

Interest expense	-	(2,309)
Other income	86,887	-
Total Other Income (Expense)	86,887	(2,309)

NET LOSS	$(23,129)	$(73,511)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED
AVERAGE SHARES	71,943,192	56,782,832

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit
Balance at December 31, 2008	56,782,832	$567,830	$10,473,321	$(11,546,349)

Issuance of common stock for services	1,000,000	10,000	30,000	-

Issuance of common stock to convert accrued salaries and loans to equity	8,438,160	84,382	337,526	-

Issuance of common stock to convert debt assumed by officer	5,722,200	57,222	228,888	-

Net loss for the year ended December 31, 2009	-	-	-	(323,069)

Balance at December 31, 2009	71,943,192	719,434	11,069,735	(11,869,418)

Net loss for the period ended
March 31, 2010 (unaudited)	-	-	-	(23,129)

Balance at March 31, 2010 (unaudited)	71,943,192	$719,434	$11,069,735	$(11,892,547)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,129)		$(73,511)
Adjustments to reconcile net loss to net cash used in
operating activities
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	44,484		70,460

Net Cash Provided (Used) by Operating Activities	21,355		(3,051)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan- officer	(220)		(13,950)
Proceeds from loan - officer	220		17,162

Net Cash Provided by Financing Activities	-		3,212

NET CHANGE IN CASH	21,355		161

CASH – BEGINNING OF YEAR	555		670

CASH – END OF YEAR	$21,910		$831

CASH PAID FOR

Interest	$-		$-
Taxes	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-		$-
Stock for services	$-	$

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 -     BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2009 included on the Company’s Form 10-K.  The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Recent Accounting Pronouncements

During the quarter ended March 31, 2010 and the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In September 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“GAAP”), superseding various existing authoritative accounting pronouncements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605,  Revenue Recognition,  and ASU 2009-14,  Certain Arrangements That Include Software Elements  , which amends FASB ASC Topic 985,  Software . ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2010 and December 31, 2009

In February 2010, the FASB amended Subsequent Events, Topic 855. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The adoption of this standard did not have a material impact on our financial statements.

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

NOTE 4 -     SIGNIFICANT EVENTS

In February 2010 the Company received $175,000, less $88,113 in attorney fees, as settlement of a lawsuit that was filed in a previous year. The proceedings were initiated due to non performance of a consulting agreement between the Company and the plaintiff. With receipt of the settlement all further legal action has been dismissed.

NOTE 5 -     GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $108,963 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product in the second quarter of 2010, to produce a 30 minute infomercial to promote this product, as well as a short form two minute commercial after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUE

Revenue from operations for the three months ended March 31, 2010 decreased $37,586 or 40%, to $57,904 from $95,490 for the three months ended March 31, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the three months ended March 31, 2010 decreased $22,096 or 96% to $1,074 from $23,170 for the three months ended March 31, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program, and an increase in software development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses increased $16,718 or 66% to $42,340 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase in expense was contributed mainly to travel and entertainment expense.

NET LOSS

Net loss decreased by $50,382 to $23,129 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  This decrease in net loss was the result of $86,887 of other income received as settlement of a lawsuit that was filed in a previous year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010, the Company provided $21,355 of cash for operating activities, as compared to $3,051 of cash used through the three months ended March 31, 2009. The decrease in the use of cash was from the receipt of the cash from other revenue.

Cash provided from financing activities during the three months ended March 31, 2010 was $0 as compared to $3,212 through the three months ended March 31, 2009. Our capital needs have primarily been met from the loans from our president.

Our financial statements as of the three months ended March 31, 2010 have been prepared under the assumption that we will continue as a going concern through December 31, 2010. Our independent registered public accounting firm has issued their report on the December 31, 2009 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2010 and the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In September 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“GAAP”), superseding various existing authoritative accounting pronouncements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605,  Revenue Recognition,  and ASU 2009-14,  Certain Arrangements That Include Software Elements  , which amends FASB ASC Topic 985,  Software . ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.

In February 2010, the FASB amended Subsequent Events, Topic 855. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The adoption of this standard did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”), that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported-,  within the time periods specified in-  Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management designed its disclosure controls and procedures to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: May 10, 2010	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)