Form 10-Q
period 2010-06-30
OLB GROUP, INC.
filed 2010-07-21
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐ No  ☒

As of July 12, 2010, the Company had outstanding 87,071,456 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

The OLB Group, Inc.

Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$43,096	$555

Total Current Assets	43,096	555

OTHER ASSETS

Internet domain	4,965	4,965
Intangible assets, net	650,050	-

TOTAL ASSETS	$698,111	$5,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,872	$85,769
Accrued salary	95,890	-

Total Current Liabilities	152,762	85,769

TOTAL LIABILITIES	152,762	85,769

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 87,071,456 and 71,943,192 shares issued and outstanding, respectively	870,716	719,434
Additional paid-in capital	11,668,503	11,069,735
Accumulated deficit	(11,993,870)	(11,869,418)

Total Stockholders’ Equity (Deficit)	545,349	(80,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$698,111	$5,520

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Six Months Ended June 30		For the Three Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$103,281	$178,256	$45,377	$82,766

Cost of sales	83,163	108,310	26,333	35,991

Gross profit	20,118	69,946	19,044	46,775

OPERATING EXPENSES
Officer’s salary	137,500	137,500	68,750	68,750
Other general & administrative expenses	93,957	60,343	51,617	34,721
Total operating expenses	231,457	197,843	120,367	103,471

Loss from operations	(211,339)	(127,897)	(101,323)	(56,696)

OTHER INCOME (EXPENSE)
Interest expense	-	(4,618)	-	(2,309)
Gain on/Settlement of a lawsuit	86,887	-	-	-

Total Other Income (Expense)	86,887	(4,618)	-	(2,309)

NET LOSS	$(124,452)	$(132,515)	$(101,323)	$(59,005)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES	73,113,334	56,782,832	74,270,617	56,782,832

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock			Additional Paid	Accumulated
	Shares		Amount	In Capital	Deficit
Balance at December 31, 2008	56,782,832		$567,830	$10,473,321	$(11,546,349)

Issuance of common stock for services	1,000,000		10,000	30,000	-

Issuance of common stock to convert accrued salaries and loans to equity	8,438,160		84,382	337,526	-

Issuance of common stock to convert debt assumed by officer	5,722,200		57,222	228,888	-

Net loss for the year ended December 31, 2009	-		-	-	(323,069)

Balance at December 31, 2009	71,943,192		719,434	11,069,735	(11,869,418)

Issuance of common stock for the purchase of intangible assets (unaudited)	11,556,835		115,568	208,023	-

Issuance of warrants for the purchase of intangible assets (unaudited)		-	-	326,459	-

Issuance of common stock for cash (unaudited)	3,571,429		35,714	64,286	-

Net loss for the period ended
June 30, 2010 (unaudited)	-		-	-	(124,452)

Balance at June 30, 2010 (unaudited)	87,071,456		$870,716	$11,668,503	$(11,993,870)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(124,452)	$(132,515)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	66,993	155,683

Net Cash Provided (Used) by Operating Activities	(57,459)	23,168

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	-	869
Sale of common stock	100,000	-
Repayment of loan- officer	(3,700)	(47,950)
Proceeds from loan - officer	3,700	23,945

Net Cash Provided (Used) by Financing Activities	100,000	(23,136)

NET CHANGE IN CASH	42,541	32

CASH – BEGINNING OF YEAR	555	670

CASH – END OF YEAR	$43,096	$702

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$418

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-	$-
Stock issued for intangible assets	$323,591	$-
Warrants issued for intangible assets	$326,459	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2009 included on the Company’s Form 10-K.  The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over two years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2010 and December 31, 2009

 Recent Accounting Pronouncements

During the quarter ended June 30, 2010 and the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605,   Revenue Recognition,   and ASU 2009-14,   Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985,   Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.

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

NOTE 3	RELATED PARTY TRANSACTIONS

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

NOTE 4	SIGNIFICANT EVENTS

In February 2010 the Company received $175,000, less $88,113 in attorney fees, as settlement of a lawsuit that was filed in a previous year. The proceedings were initiated due to non-performance of a consulting agreement between the Company and the plaintiff. With receipt of the settlement all further legal action has been dismissed.

On June 17, 2010 the Company completed an asset purchase agreement with Retailer Networks, Inc. (RNI). Pursuant to the terms of that agreement the Company purchased a number of intangible assets from RNI, including but not limited to customer information, trademarks, domain names, and educational resources for e-commerce. The purchase price that was paid to RNI for the assets consisted of 11,556,835 shares of OLB common stock and 13,316,835 warrants exercisable for the purchase of common stock, at the purchase price of $0.40. The fair value of the common stock was determined using the quoted market price on the date of issuance of $0.028 and the fair value of the purchase warrants were determined using the Black-Scholes option pricing model, for a total purchase price of $650,050. The warrants are valid to exercise for 24 months from the closing date.

On June 17, 2010 the Company sold 3,571,429 shares of common stock to RNI at a purchase price of $0.028 for total proceeds of $100,000.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2010 and December 31, 2009

NOTE 5 -     INTANGIBLE ASSETS

The following table summarizes the Company’s carrying amount of intangible assets

Amortizable Intangible Assets
Customer and Product Information	$390,030
Trademarks, Domain names, & other intangibles	97,507
Educational Resource	162,513
Total Intangible Assets	$650,050

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two  years.

NOTE 6-  STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2010 and December 31, 2009 and changes during the periods is presented below:
	Warrant	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2009	-	$-	$-

Issued	13,316,835	0.40	0.40
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, June 30, 2010	13,316,835	$0.40	$0.40

Exercisable, June 30, 2010	13,316,835	$0.40	$0.40

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2010	Weighted Average Exercise Price

$0.40	13,316,835	2	$0.40	13,316,835	$0.40

NOTE 7 -     GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $109,666 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product in the fourth quarter of 2010, to produce a 30 minute infomercial to promote this product, as well as a short form two minute commercial after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders  and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

The purchase of the intangible assets in the second quarter fits into the company's overall e-commerce strategy and future revenue growth.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

REVENUE

Revenue from operations for the six months ended June 30, 2010 decreased $74,975 or 42%, to $103,281 from $178,256 for the six months ended June 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the six months ended June 30, 2010 decreased $49,828 or 71% to $20,118 from $69,946 for the six months ended June 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program, and an increase in software development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses increased $33,614 or 56% to $93,957 from $60,343 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase in expense was attributable mainly to travel and entertainment expense.

NET LOSS

Net loss decreased by $8,063 to $124,452 from $132,515 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  This decrease in net loss was the result of $86,887 of other income received as settlement of a lawsuit that was filed in a previous year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2010, the Company used $57,459 of cash for operating activities, as compared to providing $23,168 of cash through the six months ended June 30, 2009. The increase in the use of cash was related to expenditures for software development and travel.

During the six months ended June 30, 2010, the Company received $100,000 of cash for the sale of common stock.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

REVENUE

Revenue from operations for the three months ended June 30, 2010 decreased $37,389 or 45%, to $45,377 from $82,766 for the three months ended June 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the three months ended June 30, 2010 decreased $27,730 or 59% to $19,044 from $46,775 for the three months ended June 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program..

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses increased $16,896 or 49% to $51,617 from $34,721 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase in expense was attributable mainly to travel and entertainment expense.

NET LOSS

Net loss increased by $42,318 to $101,323 from $59,005 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  This increase in net loss was the result of the combination of the decreased revenue and the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 2010, the Company received $100,000 of cash for the sale of common stock.

Our financial statements as of the six months ended June 30, 2010 have been prepared under the assumption that we will continue as a going concern through December 31, 2010. Our independent registered public accounting firm has issued their report on the December 31, 2009 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over two years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Recently Issued Accounting Pronouncements

During the quarter ended June 30, 2010 and the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: July 20, 2010	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)