Form 10-Q
period 2010-09-30
OLB GROUP, INC.
filed 2010-11-08
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐ No  ☒

As of October 18, 2010, the Company had outstanding 87,428,599 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

The OLB Group, Inc.

Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$553	$555

Total Current Assets	553	555

OTHER ASSETS

Internet domain	4,965	4,965
Intangible assets, net	650,050	-

TOTAL ASSETS	$655,568	$5,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,996	$85,769
Accrued salary	149,240	-

Total Current Liabilities	210,236	85,769

TOTAL LIABILITIES	210,236	85,769

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 87,428,599 and 71,943,192 shares issued and outstanding, respectively	874,287	719,434
Additional paid-in capital	11,674,932	11,069,735
Accumulated deficit	(12,103,887)	(11,869,418)

Total Stockholders’ Equity (Deficit)	445,332	(80,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$655,568	$5,520

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$155,160	$241,709	$51,879	$63,453

Cost of sales	108,208	135,943	25,045	27,633

Gross profit	46,952	105,766	26,834	35,820

OPERATING EXPENSES
Officer’s salary	206,250	206,250	68,750	68,750
Other general & administrative expenses	162,058	92,693	68,101	32,350
Total operating expenses	368,308	298,943	136,851	101,100

Loss from operations	(321,356)	(193,177)	(110,017)	(65,280)

OTHER INCOME (EXPENSE)
Interest expense	-	(6,927)	-	(2,309)
Gain on settlement of a lawsuit	86,887	-	-	-

Total Other Income (Expense)	86,887	(6,927)	-	(2,309)

NET LOSS	$(234,469)	$(200,104)	$(110,017)	$(67,589)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES	77,936,217	56,782,832	87,424,717	56,782,832

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock			Additional Paid	Accumulated
	Shares		Amount	In Capital	Deficit
Balance at December 31, 2008	56,782,832		$567,830	$10,473,321	$(11,546,349)

Issuance of common stock for services	1,000,000		10,000	30,000	-

Issuance of common stock to convert accrued salaries and loans to equity	8,438,160		84,382	337,526	-

Issuance of common stock to convert debt assumed by officer	5,722,200		57,222	228,888	-

Net loss for the year ended December 31, 2009	-		-	-	(323,069)

Balance at December 31, 2009	71,943,192		719,434	11,069,735	(11,869,418)

Issuance of common stock for the purchase of intangible assets (unaudited)	11,556,835		115,568	208,023	-

Issuance of warrants for the purchase of intangible assets (unaudited)		-	-	326,459	-

Issuance of common stock for cash (unaudited)	3,571,429		35,714	64,286	-

Issuance of common stock for cash (unaudited)	357,143		3,571	6,429	-

Net loss for the period ended
September 30, 2010 (unaudited)	-		-	-	(234,469)

Balance at September 30, 2010 (unaudited)	87,428,599		$874,287	$11,674,932	$(12,103,887)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(234,469)	$(200,104)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	124,467	167,537

Net Cash Provided (Used) by Operating Activities	(110,002)	(32,567)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	-	2,849
Sale of common stock	110,000	-
Repayment of loan- officer	(3,700)	(33,978)
Proceeds from loan - officer	3,700	63,145

Net Cash Provided by Financing Activities	110,000	32,016

NET CHANGE IN CASH	(2)	(551)

CASH – BEGINNING OF PERIOD	555	670

CASH – END OF PERIOD	$553	$119

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$418

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued expenses & other debt	$-	$-
Stock issued for intangible assets	$323,591	$-
Warrants issued for intangible assets	$326,459	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2009 included on the Company’s Form 10-K.  The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2010 and December 31, 2009

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

On July 2, 2010 the Company sold 357,143 shares of common stock to RNI at a purchase price of $0.028 for total proceeds of $10,000.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2010 and December 31, 2009

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

NOTE 6-  STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2010 and December 31, 2009 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2009	-	$-	$-

Issued	13,316,835	0.40	0.40
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, September 30, 2010	13,316,835	$0.40	$0.40

Exercisable, September 30, 2010	13,316,835	$0.40	$0.40

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2010	Weighted Average Exercise Price

$0.40	13,316,835	1.75	$0.40	13,316,835	$0.40

NOTE 7 -     GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of approximately $209,683 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

Revenue from operations for the nine months ended September 30, 2010 decreased $86,549 or 35%, to $155,160 from $241,709 for the nine months ended September 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the nine months ended September 30, 2010 decreased $58,814 or 55% to $46,952 from $105,766 for the nine months ended September 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program, and an increase in software development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses increased $69,365 or 74% to $162,058 from $92,693 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase in expense is attributable in part to increases in marketing expenses, as well as web related and internet connectivity expenses.

NET LOSS

Net loss increased by $34,365 to $234,469 from $200,104 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  This increase in net loss was the result of the combination of the decreased revenue and increased general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2010, the Company used $110,002 of cash for operating activities, as compared to $32,567 of cash through the nine months ended September 30, 2009. The increase in the use of cash was related to expenditures for software development and travel.

During the nine months ended September 30, 2010, the Company received $110,000 of cash for the sale of common stock.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

Revenue from operations for the three months ended September 30, 2010 decreased $11,574 or 18%, to $51,879 from $63,453 for the three months ended September 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the three months ended September 30, 2010 decreased $8,986 or 25% to $26,834 from $35,820 for the three months ended September 30, 2009. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program..

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses increased $35,751 or 110% to $68,101 from $32,350 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase in expense was attributable mainly to web related and consulting expenses.

NET LOSS

Net loss increased by $42,428 to $110,017 from $67,589 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  This increase in net loss was the result of the combination of the decreased revenue and the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2010, the Company received $10,000 of cash for the sale of common stock.

Our financial statements as of the nine months ended September 30, 2010 have been prepared under the assumption that we will continue as a going concern through December 31, 2010. Our independent registered public accounting firm has issued their report on the December 31, 2009 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: November 8, 2010	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)