Form 10-K
period 2010-12-31
OLB GROUP, INC.
filed 2011-03-25
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2010, was approximately $1,146,450.

As of March 10, 2011, there were 128,396,599 shares of the issuer’s common stock outstanding.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 128,396,599 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

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

In addition to our ShopFast products we offer an extended service which allows our customers to obtain health-related discount benefit plans which are included as part of the ShopFast program. These healthcare insurance programs are generally renewable monthly and include elements sold through contracts with third-party providers.

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

We intend to formally launch the promotion of our ShopFast PC software beginning in the second quarter of 2011 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

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

Infomercials are aired on national cable networks and local broadcast stations in all 212 broadcast markets nationally. The programs use sophisticated motivational techniques that drive viewers to immediately purchase the product through a Call-To-Action (“CTA”), usually in the form of a toll-free telephone order number. A typical presentation sequence in the program is: product introduction; product demonstration; customer testimonials; followed by a Call-To-Action (CTA). Quite often the viewer is provided with additional motivation to order the product through the use of product up-sells (...'but wait, there's more'.). The carefully crafted message cultivated by the program is intended to develop the viewer's sense of immediately needing the product, causing the viewer to react to the Call-To-Action. The desired result is the viewer's impulse buy of the product.

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

Our Strategy

E-commerce is one of the fastest growing sales channels in the history of business, with U.S. online revenues predicted to grow from $172B in 2005 to $329B in 2011, according to Forrester Research. Consumer adoption of e-commerce continues at such a rapid pace that its overall growth remains strong and far outpaces more mature brick-and-mortar sales.

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

Customers

The company completed its final development of its ShopFast PC software and has substantially completed its quality assurance process. In the fourth quarter of 2008, the Company began accepting a small number of paid subscribers in connection with the evaluation and completion of its quality assurance process. The Company plans to complete all phases of its quality assurance process and expand marketing of its ShopFast PC software in the second quarter of 2011, depending on the funds available to the Company for such marketing efforts.

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

Employees

As of December 31, 2010, we had one full time employee, Ronny Yakov, our chief executive officer. The company utilizes outside contractors as needed for other business needs. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer. The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance. The agreement expires February 28, 2013.

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

In 2009 and 2010, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

Our auditors have indicated that our past losses from operations and our working capital deficit raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. We expect to incur significant up-front expenditures in connection with our e-commerce operations, including increased expenditures relating to marketing and sales and development of web sites for new clients, which will result in continuing operating losses. While we currently expect to commence marketing our e-commerce software and services in the second quarter of 2011, we anticipate that losses will continue until we attract and retain a sufficient number of clients for our products and services and are able to generate sufficient revenues from the e-commerce websites of such clients to offset such expenditures. Historically, we have not derived positive cash flow from a web site until it has been in operation for six to nine months. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

E-commerce; although well established, is not without business and security risks, and we cannot assure you of the market acceptance we require in order to become profitable.

Demand for our products and services could be negatively affected by:

•	inadequate development of Internet resources;

•	security and privacy concerns; and

•	inconsistent service quality

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

Our success and ability to compete is dependent in significant part upon our proprietary software technology. We rely upon a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. Currently we have no patents or trademarks on file to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We cannot assure that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop a non-infringing technology or license the infringed or similar technology our business, results or financial condition could be materially and adversely affected.

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

In addition to marketing to existing businesses as we had in the past, our new business plan contemplates selling our newly developed ShopFast PC product to individuals and small businesses wishing to launch e-commerce businesses. We plan to use television infomercials and other advertising venues to market our product.

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

•
general economic and market conditions; system failures, security breaches or Internet downtime; difficulty in upgrading our information technology systems and resources the costs of acquisitions and risks of integration of acquired businesses

Our revenue for the foreseeable future will remain primarily dependent on online user traffic levels, online sales of merchandise appearing on the websites of ShopFast DSD business partners and ShopFast PC resellers. Such future revenues are difficult to forecast. Any shortfall in revenues in relation to our expenses would have a material adverse effect on our business, prospects and financial condition. Moreover, many of our expenses are fixed in the short term and determined based on our investment plans and estimates of future revenues. We expect to incur significant new expenses in further developing our technology and service offerings, as well as in advertising and promotion to attract and retain consumers and merchants, before generating associated revenues. We may be unable to adjust our expenditures quickly enough to compensate for any unexpected revenue shortfall. For these or other reasons, our financial results in future quarters may fall below the expectations of management or investors and the price of, and long-term demand for, our shares could decline.

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

Accordingly, the laws and regulations applicable to the Internet and our business in the jurisdictions where we expect to operate are evolving. Governments may adopt new laws and regulations governing the Internet and the conduct of business on the Internet that could applicable to products included in our OLB Database and sold in connection with ShopFast PC or ShopFast DSD may differ from product to product increase our costs of doing business or limit the attractiveness of online shopping. Additionally, consumer protection and safety laws or merchant to merchant, and some products or merchants may be subject to more extensive governmental regulations than others. These laws and regulations could expose us to substantial compliance costs and liability. In response to these laws and regulations, whether proposed or in effect, as well as public opinion, we may choose to limit the types of merchants or products we will include in our OLB Database, which could, in turn, decrease the desirability of our service and reduce our revenues.

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

Internet commerce has grown rapidly in recent years and consumer usage patterns have continually evolved. During this period, many businesses, including shopping services, related to Internet commerce have failed. Because Internet commerce is a young industry, we may need to frequently change websites and other aspects of our business operations. Some of the special risks we face in our rapidly evolving industry are:

•	difficulties in forecasting trends that may affect our operations,

•	challenges in attracting and retaining consumers and merchants;

•	significant dependence on a small number of revenue sources;

•	evolving industry demands that require us to adapt the prices at we which offer our software products and related services from time to time; and

•	adverse technological changes and regulatory developments

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

Ronny Yakov, our sole director and sole officer (Chief Executive Officer, President, Secretary and Interim Chief Financial Officer), beneficially owns approximately 68% of our outstanding common stock. Accordingly, he is in a position to control all actions taken at a meeting of the Board of Directors and/or at a meeting of shareholders. By virtue of such potential vote he can determine the future actions taken by the Company and also has the ability to delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

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

The market prices of the securities of Internet companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our securities, regardless of our actual operating performance. Additional factors that could cause fluctuation in the price of our shares include, among other things:

•	actual or anticipated variations in quarterly operating results; changes in financial estimates by us or by any securities analysts who may cover our shares;

•	conditions or trends affecting our merchants or other providers;

•	changes in the market valuations of other online commerce companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements concerning the commencement, progress or resolution of investigations or regulatory scrutiny of our operations or lawsuits filed or other claims alleged against us;

•	capital commitments;

•	introduction of new products and service offerings by us or our competitors;

•	entry of new competitors into our market; and

•	additions or departures of key personnel

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 40,881,973 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Concentration of ownership and exercise of control

Ownership interest in our common stock is concentrated in a small group and may conflict with our other future stockholders who may be unable to influence management and exercise control over our business.

As of the date hereof, our executive officers and directors own 68% of the issued and outstanding shares of our common stock. Our current stockholders will continue to exert significant influence over our management and policies to:

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

Future designation and issuance of preferred stock

The Board of Directors of the Company can authorize the issuance of shares of the Company’s preferred stock, from time to time, in the future. In connection therewith, the Board of Directors can designate terms of the preferred stock for each such issuance, that could have a materially adverse affect on the dividend rights and/or voting rights of the Common Shareholders.

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

We currently share office space at 1120 Avenue of the Americas, New York, NY and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. During the past 12 months we have paid a high of $400 per month and a low of $140 per month. We have the right to expand or minimize our use of the lease space in accordance with our needs.

The Company believes the facilities occupied are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings and are not aware of any pending or threatened proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded in the pink sheets.

Year	Quarter	High Bid	Low Bid
2006	March 31	$0.58	$0.07
2006	June 30	$0.13	$0.05
2006	September 30	$0.07	$0.05
2006	December 31	$0.13	$0.03
2007	March 30	$0.34	$0.08
2007	June 30	$0.25	$0.14
2007	September 30	$0.18	$0.07
2007	December 31	$0.10	$0.09
2008	March 30	$0.22	$0. 07
2008	June 30	$0.03	$0. 09
2008	September 30	$0.03	$0.005
2008	December 31	$0.07	$0.005
2009	March 30	$0.04	$0.04
2009	June 30	$0.08	$0.05
2009	September 30	$0.10	$0.09
2009	December 31	$0.05	$0.02
2010	March 30	$0.02	$0.02
2010	June 30	$0.02	$0.02
2010	September 30	$0.01	$0.01
2010	December 31	$0.005	$0.005

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 40,881,973 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The Company has no outstanding preferred stock or options.

At December 31, 2010 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2010, we made the sales or issuances of unregistered securities listed in the table below.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

June 2010	Common Stock	11,556,835 shares	For purchase of various intangible assets	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with the purchase of assets and is able to fend for himself.

June, July and December 2010	Common Stock	4,428,572	For cash	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend and is able to fend for himself.

December 2010	Common Stock	40,468,000	In conversion of accrued but unpaid salary and unpaid loans; no other consideration received; no commissions paid.
Section 4(2) – Issued to an officer of the Company in conversion of accrued but unpaid salary. The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with conversion of accrued but unpaid salary and is able to fend for himself.

Recent Purchases of Securities

In 2010 and 2009 there were no repurchases of our common stock.

Item 6.	Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Fiscal Year 2010 compared to Fiscal Year 2009

REVENUE

Revenue from operations for the year ended December 31, 2010 decreased $71,821 or 25% to $218,338 from $290,159 for the year ended December 31, 2009. The decrease is mainly attributed to a decline in the company's fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the year ended December 31, 2010 increased $44,741 or 58% to $121,758 from $77,017 for the year ended December 31, 2009. The increase is attributed to a reduction in the amount of monthly service fees the company pays for the administration for the sales and maintenance of the health-related discount benefit plans as earned as part of the ShopFast program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased by $84,948 from $125,850 to $210,798 for the year ended December 31, 2010. A significant part of the increase in G&A expense is the result of an increase in marketing and consulting expenses.

PROVISION FOR INCOME TAXES

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

NET LOSS

The net loss increased by $58,092 from a loss of $323,069 for the year ended December 31, 2009, to a loss of $381,161 for the year ended December 31, 2010. This decrease in net loss was the combined result of the increase in gross profit, $86,887(net of legal fees) in other income received as part of a settlement from a lawsuit and the recognition of $104,008 for impairment of intangible assets.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2010, the Company used $131,647 of cash for operating activities, as compared to $43,082 cash used through the fiscal year ended December 31, 2009. The increase in the use of cash for operating activities was a related to the increase in general expenses.

Cash provided from financing activities during the year ended December 31, 2010 was $135,000 as compared to $42,967 through fiscal year ended December 31, 2009. In 2010 all cash received for financing activities was from proceeds from the sale of common stock. In 2009 financing was provided from officer loans.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern through December 31, 2011. Our independent registered public accounting firm has issued their report dated March 23, 2011 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing ecommerce software. Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software. We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2011, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

We launched limited quality control test marketing of the software component of our ShopFast PC product during fiscal 2008. In the second quarter of fiscal 2011 we plan to commence full marketing of the ShopFast PC product and we plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

The following is a discussion of the accounting policies the Company believes are critical to its operations:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition

The Company had limited revenues during fiscal 2009 and 2010 while conducting its limited quality control evaluation of its ShopFast PC software. Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with the Revenue Recognition topic of the FASB ASC 605, accounting for shipping and handling fees and costs.

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

Income Taxes

In accordance with the Income Tax topic of the FASB ASC 740, detailed guidance is provided for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. During the year ended December 31, 2010, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2010 and December 31, 2009.

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

December 31, 2010 and 2009

The OLB Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2011

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$3,908	$555

Total Current Assets	3,908	555

OTHER ASSETS

Intangible assets, net	546,042	-
Internet domain	4,965	4,965

TOTAL ASSETS	$554,915	$5,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$28,935	$85,769

Total Current Liabilities	28,935	85,769

TOTAL LIABILITIES	28,935	85,769

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 128,396,599 and 71,943,192 shares issued and outstanding, respectively	1,283,968	719,434
Additional paid-in capital	11,492,591	11,069,735
Accumulated deficit	(12,250,579)	(11,869,418)

Total Stockholders’ Equity (Deficit)	(525,980)	(80,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$554,915	$5,520

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

Net revenues	$218,338	$290,159

Cost of sales	96,580	213,142

Gross profit	121,758	77,017

OPERATING EXPENSES
Officers salary	275,000	275,000
General and administrative	210,798	125,850
Impairment of intangible assets	104,008	-
Total operating expenses	589,806	400,850

Loss from operations	(468,048)	(323,833)

OTHER INCOME (EXPENSE)

Interest expense	-	(9,236)
Gain on/settlement of a lawsuit	86,887	-
Gain on forgiveness of debt	-	10,000
Total Other Income	86,887	764

NET LOSS	$(381,161)	$(323,069)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	80,441,059	57,665,463

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2008	56,782,832	$567,830	$10,473,321	$(11,546,349)

Issuance of common stock for services	1,000,000	10,000	30,000	-

Issuance of common stock To convert accrued salaries and loans to equity	8,438,160	84,382	337,526	-

Issuance of common stock To convert debt assumed by officer	5,722,200	57,222	228,888	-

Net loss for the year ended December 31, 2009	-	-	-	(323,069)

Balance at December 31, 2009	71,943,192	719,434	11,069,735	(11,869,418)

Issuance of common stock for purchase of intangible assets	11,556,835	115,568	208,023	-

Warrants issued for purchase of intangible assets	-	-	326,459	-

Common stock for cash	4,428,572	44,286	90,714	-

Issuance of common stock To convert accrued salaries to equity	40,468,000	404,680	(202,340)	-

Net loss for the year ended December 31, 2010	-	-	-	(381,161)

Balance at December 31, 2010	128,396,599	$1,283,968	$11,492,591	$(12,250,579)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(381,161)	$(323,069)
Adjustments to reconcile net cash used in operating activities
Stock for conversion of accrued salary	202,340	40,000
Impairment of intangible assets	104,008	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	(56,834)	239,987

Net Cash Used in Operating Activities	(131,647)	(43,082)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	135,000	-
Repayment of loan - officer	-	(70,078)
Proceeds from loan - officer	-	113,045

Net Cash Provided by Financing Activities	135,000	42,967

NET CHANGE IN CASH	3,353	(115)

CASH – BEGINNING OF YEAR	555	670

CASH – END OF YEAR	$3,908	$555

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$932

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of accrued salary	$202,340	$708,018

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The Company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

The company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 128,396,599 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2010, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

The OLB Group, Inc.

Notes to the Financial Statements
December 31, 2010 and 2009

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

 In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2010 and December 31, 2009.

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
December 31, 2010 and 2009

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

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

Revenue and cost recognition

Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred.

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

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with the Revenue Recognition topic of the FASB ASC 605. The Company’s current contracts meet these requirements for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargeback’s from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

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

Intangible assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over two years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010, the Company deemed that certain intangible assets acquired through its asset purchase agreement with Retailer Networks, Inc. were fully impaired. See Note 5 –Intangible Assets.

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

 Stock-based Compensation

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

Fair value of financial instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.  The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues.  The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none

•	Level 2: none

•	Level 3: none

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 4 -     INTANGIBLE ASSETS

On June 17, 2010 the Company completed an asset purchase agreement with Retailer Networks, Inc. (RNI). Pursuant to the terms of that agreement the Company purchased a number of intangible assets from RNI, including, but not limited to, customer information, trademarks, domain names, and educational resources for e-commerce. The purchase price that was paid to RNI for the assets consisted of 11,556,835 shares of OLB common stock and 13,316,835 warrants exercisable for the purchase of common stock, at the purchase price of $0.40. The fair value of the common stock was determined using the quoted market price on the date of issuance of $0.028 and the fair value of the purchase warrants were determined using the Black-Scholes option pricing model, for a total purchase price of $650,051. The warrants are valid to exercise for 24 months from the closing date. In addition, RNI agreed to purchase OLB common stock totaling $100,000 at a purchase price of $0.028.

The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010 it was determined that certain intangibles would not be used by the company; therefore, these items are considered fully impaired and an impairment expense of $104,008 has been recognized as of December 31, 2010.

The following table summarizes the Company’s carrying amount of intangible assets as of December 31, 2010.

Amortizable Intangible Assets
Customer and Product Information	$390,030
Trademarks, Domain names, & other intangibles	91,007
Educational Resource	65,005
Total Intangible Assets	$546,042

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. As of December 31, 2010 the Company has yet to undertake any business activity that utilizes the intangible assets; as such no amortization as been booked thus far.

 NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2009 an officer and director of the company assumed $286,110 in company accounts payable and other accruals. Refer to note 8 for further detail.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2010 and 2009.

There were no options outstanding at December 31, 2010 or December 31, 2009.

On February 28, 2009, the Company issued 1,000,000 shares of common stock in exchange for services valued at $0.04 per share.

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

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

In June 2010 the Company issued 11,556,835 shares of common stock in exchange for certain intangible assets as part of an Asset Purchase Agreement.

In June and July of 2010 the Company sold 3,928,572 shares of common stock for $0.028 for total proceeds of $110,000. The stock was purchased as part of the agreement with the above mentioned Asset Purchase Agreement.

On December 31, 2010, the Company sold 500,000 shares of common stock for $0.05 for proceeds of $25,000.

On December 31, 2010, the Company issued 40,468,000 shares of common stock in conversion of $202,340 of accrued salary. Shares were valued at $0.005, which approximated the market value of the shares on the day of exchange.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

On December 31, 2010, the Company issued 40,468,000 shares of common stock in conversion of $202,340 of accrued salary. Shares were valued at $0.005, which approximated the market value of the shares on the day of exchange.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2010 and December 31, 2009 and changes during the periods is presented below:
	Warrant	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2009	-	$-	$-

Issued	13,316,835	0.40	0.40
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, December 31, 2010	13,316,835	$0.40	$0.40

Exercisable, December 31, 2010	13,316,835	$0.40	$0.40

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2010	Weighted Average Exercise Price

$0.40	13,316,835	1.5	$0.40	13,316,835	$0.40

NOTE 9 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2010	2009

Deferred tax assets:
NOL carryover	$880,100	$773,837
Deferred tax liabilities:
None	-	-
Valuation allowance	(880,100)	(773,837)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book income (loss)	$(148,653)	$(125,997)
Stock for services/options expense	78,913	162,813
Meals and entertainment	2,549	4,106
Impairment of assets	40,563	-
Valuation allowance	26,628	(40,922)
	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $2,257,000 that may be offset against future taxable income from the year 2010 through 2027.  No tax benefit has been reported in the December 31, 2010 or December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2010 and 2009

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

NOTE 10 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, and has a working capital deficit of approximately $25,027, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 11 – SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events.

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

There have been no material changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2007, 2008, 2009 and 2010.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny	2010	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
Yakov,	2009	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President	2009	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
and Interim	2008	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
CFO	2007	$250,000	$0	$0	$0	$0	$0	$18,000	$268,000

(1) Accrued but not paid and converted to stock on a quarterly or annual basis.
(2) Car allowance

 Employment Agreements

In February 2004, we entered into an employment agreement with our founder, Chairman and Chief Executive Officer that expired on February 28, 2009. The agreement provided for an annual salary of $250,000 plus fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the company and 2 weeks paid vacation) and an annual incentive bonus of $75,000 based on achievement of certain performance targets (which targets have never been achieved). The agreement also included a covenant not to compete with the Company for a period of one year after employment ceases.

The initial employment agreement also included provision for the grant to Ronny Yakov of options if certain performance criteria are met, the last remaining of which for 20,000 shares of Common Stock would have been exercisable on March 1, 2008, exercisable at $0.70 per share, if the performance criteria had been met. Based on the performance of the Company no stock options were issued, or will be issued, in connection with the employment agreement, as the performance criteria had not been met. On February 20, 2008 the company extended the employment agreement with its founder and president for another 5 years commencing April 1, 2008 that expires on February 28, 2013. The agreement provides for an annual salary of $275,000 plus the above mentioned fringe benefits and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

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

The following table sets forth, as of December 31, 2010, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2010, 128,396,599 shares of our common stock were outstanding.

Amount and Nature of Beneficial Ownership (1)(2)

Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Ronny Yakov c/o 1120 Avenue of the Americas, 4th flr New York, NY 10036	86,951,966	68%	68%

All members and officers as a group (1 member)	86,951,966	68%	68%

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

On December 31, 2010, the Company issued 40,468,000 shares of common stock in conversion of $202,340 of accrued salaries. Shares were valued at $0.005. On December 31, 2009, the Company issued 8,438,160 shares of common stock in conversion of $421,908 of accrued salary and officer loans to the company, and 5,722,200 shares of common stock in conversion of $286,110 of company debt that was assumed by an officer. All shares were valued at $0.05.

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

Audit Fees

Audit fees billed to the Company by HJ & Associates, LLC for its audit of the Company’s financial statements included in this Form 10-K, for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and its review of financial statement included in the Company’s filing on Form 8-K/A filed with the Securities and Exchange Commission for 2010 and 2009 totaled $16,000 and $16,000, respectively.

Audit-Related

There were no audit- related fees billed to the Company by HJ & Associates, LLC for the years ended December 31, 2010 and 2009.

Tax Fees

Tax fees billed to the Company by HJ & Associates, LLC for its tax returns for the years ended December 31, 2010 and 2009 were $1,298 and $1,269, respectively.

Other

No other fees were billed to the Company by HJ & Associates, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policies

As of this filing date, OLB has no Audit Committee.  Therefore it has not adopted a procedure under which all fees charged by HJ & Associates, LLC must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

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

We can provide no assurances that our board’s efforts to select two persons to serve as independent directors and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

Item 15.	Exhibits

Exhibit
Number	Description
2.1	Certificate of Incorporation (1)
2.2	Bylaws (1)
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business) (1)
3.1	Common Stock Certificate(1)
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov (1)
8.1	Legal opinion respecting write off of certain debts (1)
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov (1)
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc. (1)
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc. (1)
11	Statement re: Computation of per share earnings *
14.1	Code of Ethics and Code of Conduct (2)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Interim Chief Financial Officer *
32.2	Asset Purchase Agreement with Retailer Networks Inc., dated June 17, 2010
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

Date: March 25, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 25, 2011
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)