Form 10-Q
period 2011-03-31
OLB GROUP, INC.
filed 2011-05-16
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐ No  ☒

As of April 18, 2011, the Company had outstanding 128,396,599 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2011 and December 31, 2010

The OLB Group, Inc.

Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$859	$3,908

Total Current Assets	859	3,908

OTHER ASSETS

Internet domain	4,965	4,965
Intangible assets, net	478,722	546,042

TOTAL ASSETS	$484,546	$554,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,880	$28,935
Note Payable	7,000	-
Accrued salary	54,615	-

Total Current Liabilities	96,495	28,935

TOTAL LIABILITIES	96,495	28,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 128,396,599 and 128,396,599 shares issued and outstanding, respectively	1,283,968	1,283,968
Additional paid-in capital	11,492,591	11,492,591
Accumulated deficit	(12,388,508)	(12,250,579)

Total Stockholders’ Equity (Deficit)	388,051	525,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$484,546	$554,915

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net revenues	$47,463	$57,904

Cost of sales	17,448	56,830

Gross profit	30,015	1,074

OPERATING EXPENSES
Officer’s salary	68,750	68,750
Amortization expense	67,320	-
Other general & administrative expenses	31,809	42,340
Total operating expenses	167,879	111,090

Loss from operations	(137,864)	(110,016)

OTHER INCOME (EXPENSE)
Interest expense	(65)	-
Gain on/settlement of a lawsuit	-	86,887

Total Other Income (Expense)	(65)	86,887

NET LOSS	$(137,929)	$(23,129)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES	128,396,599	71,943,192

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2009	71,943,192	$719,434	$11,069,735	$(11,869,418)

Issuance of common stock for purchase of intangible assets	11,556,835	115,568	208,023	-

Warrants issued for purchase of intangible assets	-	-	326,459	-

Common stock for cash	4,428,572	44,286	90,714	-

Issuance of common stock To convert accrued salaries to equity	40,468,000	404,680	(202,340)	-

Net loss for the year ended December 31, 2010	-	-	-	(381,161)

Balance at December 31, 2010	128,396,599	1,283,968	11,492,591	(12,250,579)

Net loss for the quarter ended March 31, 2011 (unaudited)	-	-	-	(137,929)

Balance at March 31, 2011 (unaudited)	128,396,599	1,283,968	$11,492,591	$(12,388,508)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(137,929)	$(23,129)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization expense	67,320	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	60,560	44,484

Net Cash Provided (Used) by Operating Activities	(10,049)	21,355

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	7,000	-
Repayment of loan - officer	-	(220)
Proceeds from loan - officer	-	220

Net Cash Provided by Financing Activities	7,000	-

NET CHANGE IN CASH	(3,049)	21,355

CASH – BEGINNING OF PERIOD	3,908	555

CASH – END OF PERIOD	$859	$21,910

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010 included on the Company’s Form 10-K.  The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash deposits.  The Company maintains cash with various major financial institutions.  The Company performs periodic evaluations of the relative credit standing of these institutions.  To reduce risk, the Company performs credit evaluations of its customers and maintains reserves for potential credit losses.

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
March 31, 2011 and December 31, 2010

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

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2011 and December 31, 2010

Intangible Assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over two years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010, the Company deemed that certain intangible assets acquired through its asset purchase agreement with Retailer Networks, Inc. were fully impaired. See Note 5 –Intangible Assets.

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS

During the Quarter ended March 31, 2011 and the year ended December 31, 2010, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 4	RELATED PARTY TRANSACTIONS

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

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 5	INTANGIBLE ASSETS

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

The Company elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010 it was determined that certain intangibles would not be used by the company; therefore, these items were considered fully impaired.

The following table summarizes the Company’s carrying amount of intangible assets as of March 31, 2011 and December 31, 2010.

Amortizable Intangible Assets	March 31, 2011	December 31, 2010
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(67,320)	-
Net Intangible Assets	$478,722	$546,042

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the three months ended March 31, 2011 and 2010, was $67,320 and $0, respectively.

NOTE 6	NOTE PAYABLE

During the quarter a stockholder loaned the company $7,000. The loan has an interest rate of 10% and is due on demand.

NOTE 7	GAIN ON SETTLEMENT OF A LAWSUIT

In February 2010 the Company received $175,000, less $88,113 in attorney fees, as settlement of a lawsuit that was filed in a previous year. The proceedings were initiated due to non-performance of a consulting agreement between the Company and the plaintiff. With receipt of the settlement all further legal action has been dismissed.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 8	COMMON STOCK TRANSACTIONS

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

NOTE 9	STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2011 and December 31, 2010 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2010	13,316,835	$0.40	$0.40

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, March 31, 2011	13,316,835	$0.40	$0.40

Exercisable, March 31, 2011	13,316,835	$0.40	$0.40

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/11	Weighted Average Exercise Price

$0.40	13,316,835	1.25	$0.40	13,316,835	$0.40

NOTE 10	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $12,388,508 which together raise substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The OLB Group, Inc.
 Notes to the Financial Statements
March 31, 2011 and December 31, 2010

NOTE 11	SUBSEQUENT EVENTS

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

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product in the fourth quarter of 2011, to produce a 30 minute infomercial to promote this product, as well as a short form two minute commercial after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

The purchase of the intangible assets in the prior year fits into the company's overall e-commerce strategy and future revenue growth.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUE

Revenue from operations for the three months ended March 31, 2011 decreased $10,441 or 18%, to $47,463 from $57,904 for the three months ended March 31, 2010. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the three months ended March 31, 2011 increased $28,941 to $30,015 from $1,074 for the three months ended March 31, 2010. In the first quarter of 2010 the company incurred certain software development costs that were charged to cost of sales. Those expenses were not incurred in the current quarter contributing to the decrease in cost of sales and therefore the increase in gross profit..

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased $10,531 or 25% to $31,809 from $42,340 for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. In the quarter ended March 31, 2011 the company began to amortize its intangible assets which resulted in amortization expense of $67,320.

NET LOSS

Net loss increased by $114,800 to $137,929 from $23,129 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  This increase in net loss was the result of the combination of the amortization expense that was recorded and the gain on the settlement of a lawsuit in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2011, the Company used $10,049 of cash for operating activities and received $7,000 in a loan from a stockholder.

Our financial statements as of the three months ended March 31, 2011 have been prepared under the assumption that we will continue as a going concern through December 31, 2011. Our independent registered public accounting firm has issued their report on the December 31, 2010 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”), that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported,  within the time periods specified in  Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management designed its disclosure controls and procedures to provide reasonable assurance that the objectives of the disclosure controls and procedures are met.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2011, under the supervision and review of our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are not fully effective.

We are aware of the following material weakness in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

Due to the size of the Company we lack the personnel to maintain an adequate level of separation of duties.

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

None

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

	By:	/s/ Ronny Yakov
Date: May 16, 2011	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)