Form 10-Q
period 2011-06-30
OLB GROUP, INC.
filed 2011-07-29
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐ No  ☒

As of July 15, 2011, the Company had outstanding 128,396,599 shares of its common stock, par value $0.01.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

The OLB Group, Inc.

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$17,990	$3,908

Total Current Assets	17,990	3,908

OTHER ASSETS

Internet domain	4,965	4,965
Intangible assets, net	410,654	546,042

TOTAL ASSETS	$433,609	$554,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,934	$28,935
Notes Payable, net of discount	41,246	-
Derivative liability	64,828	-
Accrued interest	514	-
Accrued salary	98,995	-

Total Current Liabilities	236,517	28,935

TOTAL LIABILITIES	236,517	28,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized, 128,396,599 and 128,396,599 shares issued and outstanding, respectively	1,283,968	1,283,968
Additional paid-in capital	11,509,259	11,492,591
Accumulated deficit	(12,596,135)	(12,250,579)

Total Stockholders’ Equity (Deficit)	197,092	525,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$433,609	$554,915

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues	$96,758	$103,281	$49,295	$45,377

Cost of sales	34,185	83,163	16,737	26,333

Gross profit	62,573	20,118	32,558	19,044

OPERATING EXPENSES
Officer’s salary	137,500	137,500	68,750	68,750
Amortization expense	135,389	-	68,069	-
General & administrative expenses	68,985	93,957	37,176	51,617
Total operating expenses	341,874	231,457	173,995	120,367

Loss from operations	(279,301)	(211,339)	(141,437)	(101,323)

OTHER INCOME (EXPENSE)
Interest expense	(1,427)	-	(1,362)	-
Loss on derivative liability	(64,828)	-	(64,828)	-
Gain on/settlement of a lawsuit	-	86,887	-	-

Total Other Income (Expense)	(66,255)	86,887	(66,190)	-

NET LOSS	$(345,556)	$(124,452)	$(207,627)	$(101,323)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE SHARES	128,396,599	73,113,334	128,396,599	74,270,617

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2009	71,943,192	$719,434	$11,069,735	$(11,869,418)

Issuance of common stock for purchase of intangible assets	11,556,835	115,568	208,023	-

Warrants issued for purchase of intangible assets	-	-	326,459	-

Common stock for cash	4,428,572	44,286	90,714	-

Issuance of common stock to convert accrued salaries to equity	40,468,000	404,680	(202,340)	-

Net loss for the year ended December 31, 2010	-	-	-	(381,161)

Balance at December 31, 2010	128,396,599	1,283,968	11,492,591	(12,250,579)

Debt discount (unaudited)	-	-	16,668	-

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	(345,556)

Balance at June 30, 2011 (unaudited)	128,396,599	$1,283,968	$11,509,259	$(12,596,135)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(345,556)	$(124,452)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization expense	135,389	-
Loss on derivative liability	64,828	-
Interest expense from beneficial conversion	914	-

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	101,507	66,993

Net Cash Used by Operating Activities	(42,918)	(57,459)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	57,000	-
Sale of common stock	-	100,000
Repayment of loan - officer	-	(3,700)
Proceeds from loan - officer	-	3,700

Net Cash Provided by Financing Activities	57,000	100,000

NET CHANGE IN CASH	14,082	42,541

CASH – BEGINNING OF PERIOD	3,908	555

CASH – END OF PERIOD	$17,990	$43,096

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010 included on the Company’s Form 10-K.  The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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
June 30, 2011 and December 31, 2010

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none
•	Level 2: none
•	Level 3: Derivative Liability - $64,828

The OLB Group, Inc.
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

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

During the Quarter ended June 30, 2011 and the year ended December 31, 2010; the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations.

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
June 30, 2011 and December 31, 2010

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

The following table summarizes the Company’s carrying amount of intangible assets as of June 30, 2011 and December 31, 2010.

Amortizable Intangible Assets	June 30, 2011	December 31, 2010
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(135,388)	-
Net Intangible Assets	$410,653	$546,042

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the six months ended June 30, 2011 was $135,388.

NOTE 6	NOTE PAYABLE

During the six months ended June 30, 2011 a stockholder loaned the company $7,000. The loan has an interest rate of 10% and is due on demand.

NOTE 7	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

During the quarter ended June 30, 2011, the Company issued a $50,000 convertible note. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion.  As of June 30, 2011 the note was convertible into 4,444,444 shares of common stock. As required by ASC 470-20 the Company has recorded a liability for the beneficial conversion feature in the amount of $16,667 based on the discount to market available at the time of conversion. The discount will be amortized over the life of the loan to interest expense. During the quarter ended June 30, 2011 the company amortized $913 to interest expense. In addition, a derivative liability of $64,828 was calculated using the Black Scholes pricing model using one year to maturity and assuming a risk free rate of 0.19% and a volatility of 429%. The derivative liability will be revalued at the end of each reporting period.

The OLB Group, Inc.
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 8	GAIN ON SETTLEMENT OF A LAWSUIT

In February 2010 the Company received $175,000, less $88,113 in attorney fees, as settlement of a lawsuit that was filed in a previous year. The proceedings were initiated due to non-performance of a consulting agreement between the Company and the plaintiff. With receipt of the settlement all further legal action has been dismissed.

NOTE 9	COMMON STOCK TRANSACTIONS

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

NOTE 10	STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2011 and December 31, 2010 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2010	13,316,835	$0.40	$0.40

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, June 30, 2011	13,316,835	$0.40	$0.40

Exercisable, June 30, 2011	13,316,835	$0.40	$0.40

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/11	Weighted Average Exercise Price

$0.40	13,316,835	1.00	$0.40	13,316,835	$0.40

The OLB Group, Inc.
Notes to the Financial Statements
June 30, 2011 and December 31, 2010

NOTE 11	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $12,596,135 which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 12	SUBSEQUENT EVENTS

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

The products that we plan to distribute over the next year which will account for most of our business are as follows:

•	ShopFast PC
•	ShopFast DSD
•	GHM Connect
•	GHM Benefits
•	Gift and Home Channel

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

REVENUE

Revenue from operations for the three months ended June 30, 2011 increased $3,918 or 8%, to $49,295 from $45,377 for the three months ended June 30, 2010. The increase is mainly attributed to product sales associated with the Gift and Home Channel (GHM) sites.

GROSS PROFIT

Gross profit from operations for the three months ended June 30, 2011 increased $13,514 to $32,558 from $19,044 for the three months ended June 30, 2010. The increase can be attributed to lower administrative fees on the company’s insurance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased $14,441 or 28% to $37,176 from $51,617 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease is a result of efforts to lower basic operating expenses.

NET LOSS

Net loss increased by $106,304 to $207,627 from $101,323 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  This increase in net loss is mostly attributed to amortization expense of $68,069 and a loss on derivative liability of $64,828, neither of which was an expense in the prior period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUE

Revenue from operations for the six months ended June 30, 2011 decreased $6,523 or 6%, to $96,758 from $103,281 for the six months ended June 30, 2010. The decrease is mainly attributed to a decrease in the number of subscribers in the first quarter, for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the six months ended June 30, 2011 increased $42,455 to $62,573 from $20,118 for the six months ended June 30, 2010. The increase can be attributed to lower administrative fees on the company’s insurance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  ("G&A") expenses decreased $24,972 or 27% to $68,985 from $93,957 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease is a result of efforts to lower basic operating expenses.

NET LOSS

Net loss increased by $221,104 to $345,556 from $124,452 for the six months ended June 30, 2011 as compared to the six months ended June, 2010 This increase in net loss is mostly attributed to amortization expense of $135,389, a loss on derivative liability of $64,828, neither of which was an expense in the prior period, and the gain on the settlement of a lawsuit in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2011, the Company used $42,918 of cash for operating activities and received $57,000 in loans from a stockholder.

Our financial statements as of the six months ended June 30, 2011 have been prepared under the assumption that we will continue as a going concern through December 31, 2011. Our independent registered public accounting firm has issued their report on the December 31, 2010 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: July , 2011	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)