Form 10-Q
period 2011-09-30
OLB GROUP, INC.
filed 2011-11-03
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐ No  ☒

As of October 25, 2011, the Company had outstanding 6,419,830 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

The OLB Group, Inc.

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$600	$3,908

Total Current Assets	600	3,908

OTHER ASSETS

Internet domain	4,965	4,965
Intangible assets, net	341,838	546,042

TOTAL ASSETS	$347,403	$554,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft	$533	$-
Accounts payable and accrued expenses	31,370	28,935
Related party note payable	7,000	-
Related party convertible note, net of discount	38,447	-
Derivative liability	52,774	-
Accrued interest	1,937	-
Accrued salary	149,425	-

Total Current Liabilities	281,486	28,935

TOTAL LIABILITIES	281,486	28,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,419,830 and 6,419,830 shares issued and outstanding, respectively	642	642
Additional paid-in capital	12,792,583	12,775,917
Accumulated deficit	(12,727,308)	(12,250,579)

Total Stockholders’ Equity (Deficit)	65,917	525,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$347,403	$554,915

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$135,972	$155,160	$39,214	$51,879

Cost of sales	49,359	108,208	15,174	25,045

Gross profit	86,613	46,952	24,040	26,834

OPERATING EXPENSES
Officer’s salary	206,250	206,250	68,750	68,750
Amortization expense	204,204	-	68,815	-
General & administrative expenses	93,063	162,058	24,078	68,101
Total operating expenses	503,517	368,308	161,63	136,851

Loss from operations	(416,904)	(321,356)	(137,603)	(110,017)

OTHER INCOME (EXPENSE)
Interest expense	(7,051)	-	(5,624)	-
Gain (loss) on derivative liability	(52,774)	-	12,054	-
Gain on/settlement of a lawsuit	-	86,887	-	-

Total Other Income (Expense)	(59,825)	86,887	6,430	-

NET LOSS	$(476,729)	$(234,469)	$(131,173)	$(110,017)

BASIC LOSS PER SHARE	$(0.08)	$(0.06)	$(0.02)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES	6,419,830	3,896,811	6,419,830	4,371,236

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2009	3,597,160	$360	$11,788,809	$(11,869,418)

Issuance of common stock for purchase of intangible assets	577,842	58	323,533	-

Warrants issued for purchase of intangible assets	-	-	326,459	-

Common stock for cash	221,428	22	134,978	-

Issuance of common stock to convert accrued salaries to equity	2,023,400	202	202,138	-

Net loss for the year ended December 31, 2010	-	-	-	(381,161)

Balance at December 31, 2010	6,419,830	642	12,775,917	(12,250,579)

Debt discount (unaudited)	-	-	16,666	-

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(476,729)

Balance at September 30, 2011 (unaudited)	6,419,830	$642	$12,792,583	$(12,727,308)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(476,729)	$(234,469)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization expense	204,204	-
Loss on derivative liability	52,774	-
Interest expense from beneficial conversion	5,114	-

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	153,796	124,467

Net Cash Used by Operating Activities	(60,841)	(110,002)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	533	-
Proceeds from related party loans	57,000	-
Sale of common stock	-	110,000
Repayment of loan - officer	-	(3,700)
Proceeds from loan - officer	-	3,700

Net Cash Provided by Financing Activities	57,533	110,000

NET CHANGE IN CASH	(3,308)	(2)

CASH – BEGINNING OF PERIOD	3,908	555

CASH – END OF PERIOD	$600	$553

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1	BACKGROUND

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2010 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2011 and December 31, 2010

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none
•	Level 2: none
•	Level 3: Derivative Liability - $52,774

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

The OLB Group, Inc.
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS

During the Quarter September 30, 2011 and the year ended December 31, 2010; the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations.

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

On December 31, 2010, the Company issued 2,023,400 shares of common stock in conversion of $202,340 of accrued salary. Shares were valued at $0.10, which approximated the market value of the shares on the day of exchange.

During the nine months ended September 30, 2011, the Company entered into a $7,000 note payable and a $50,000 convertible note payable with a stockholder. See notes 6 and 7, respectively, for discussions of the terms of these notes.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 5	INTANGIBLE ASSETS

On June 17, 2010 the Company completed an asset purchase agreement with Retailer Networks, Inc. (RNI). Pursuant to the terms of that agreement the Company purchased a number of intangible assets from RNI, including, but not limited to, customer information, trademarks, domain names, and educational resources for e-commerce. The purchase price that was paid to RNI for the assets consisted of 577,842 shares of OLB common stock and 665,842 warrants exercisable for the purchase of common stock, at the purchase price of $8.00. The fair value of the common stock was determined using the quoted market price on the date of issuance of $0.56 and the fair value of the purchase warrants were determined using the Black-Scholes option pricing model, for a total purchase price of $650,051. The warrants are valid to exercise for 24 months from the closing date. In addition, RNI agreed to purchase OLB common stock totaling $100,000 at a purchase price of $0.56.

The Company elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010 it was determined that certain intangibles would not be used by the company; therefore, these items were considered fully impaired.

The following table summarizes the Company’s carrying amount of intangible assets as of September 30, 2011 and December 31, 2010.

Amortizable Intangible Assets	September 30, 2011	December 31, 2010
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(204,204)	-
Net Intangible Assets	$341,838	$546,042

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the nine months ended September 30, 2011 was $204,204.

NOTE 6	NOTE PAYABLE

During the nine months ended September 30, 2011 a stockholder loaned the company $7,000. The loan has an interest rate of 10% and is due on demand.

NOTE 7	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

During the quarter ended June 30, 2011, the Company issued a $50,000 convertible note to the same stockholder that had previously loaned the Company $7,000, see note 6. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company has recorded a liability for the beneficial conversion feature in the amount of $16,667 based on the discount to market available at the time of conversion. The discount will be amortized over the life of the loan to interest expense. During the quarter ended June 30, 2011 the company amortized $913 to interest expense. In addition, an initial derivative liability value of $64,828 was calculated using the Black Scholes pricing model using one year to maturity and assuming a risk free rate of 0.19% and a volatility of 429%. The derivative liability will be revalued at the end of each reporting period. As of September 30, 2011 the note was convertible into 6,666,667 shares of common stock. For the three months ended September 30, 2011 the company amortized $4,201 to interest expense. In addition, a derivative liability of $52,774 was calculated using the Black Scholes pricing model using two-thirds year to maturity and assuming a risk free rate of 0.06% and a volatility of 286%.

The OLB Group, Inc.
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

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

In June 2010 the Company issued 577,842 shares of common stock in exchange for certain intangible assets as part of an Asset Purchase Agreement.

In June and July of 2010 the Company sold 196,428 shares of common stock for $0.56 for total proceeds of $110,000. The stock was purchased as part of the agreement with the above mentioned Asset Purchase Agreement.

On December 31, 2010, the Company sold 25,000 shares of common stock for $1.00 for proceeds of $25,000.

On December 31, 2010, the Company issued 2,023,400 shares of common stock in conversion of $202,340 of accrued salary. Shares were valued at $0.10, which approximated the market value of the shares on the day of exchange.

NOTE 10	STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2011 and December 31, 2010 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2010	665,842	$8.00	$8.00

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, September 30, 2011	665,842	$8.00	$8.00

Exercisable, September 30, 2011	665,842	$8.00	$8.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/11	Weighted Average Exercise Price

$8.00	665,842	.67	$8.00	665,842	$8.00

The OLB Group, Inc.
Notes to the Financial Statements
September 30, 2011 and December 31, 2010

NOTE 11	GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $12,727,308 which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 12	SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events other than that presented below.

On October 12, 2011, the Company filed a Certificate of Amendment with the Delaware Secretary of State in order to effectuate a one for twenty (1:20) reverse stock split (the “reverse split”) and a change of the par value from $0.01 to $0.0001. The board of directors determined that it would be in the Company's best interest to affect the reverse split and approved this corporate action by unanimous written consent. All shares throughout these financial statements have been retroactively restated to reflect the split.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUE

Revenue from operations for the three months ended September 30, 2011 decreased $12,665 or 25%, to $39,214 from $51,879 for the three months ended September 30, 2010. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the three months ended September 30, 2011 decreased $2,794 to $24,040 from $26,834 for the three months ended September 30, 2010. The decrease can be attributed to the decrease in revenue on the company’s insurance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $44,023 or 65% to $24,078 from $68,101 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease is a result of efforts to lower basic operating expenses.

NET LOSS

Net loss increased by $21,156 to $131,173 from $110,017 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase in net loss is mostly attributed to amortization expense of $68,815 which was not an expense in the prior period.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUE

Revenue from operations for the nine months ended September 30, 2011 decreased $19,188 or 13%, to $135,972 from $155,160 for the nine months ended September 30, 2010. The decrease is mainly attributed to a decrease in the number of subscribers for the sales of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the nine months ended September 30, 2011 increased $39,661 to $86,613 from $46,952 for the nine months ended September 30, 2010. The increase can be attributed to lower administrative fees on the company’s insurance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $68,995 or 43% to $93,063 from $162,058 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease is a result of efforts to lower basic operating expenses.

NET LOSS

Net loss increased by $242,260 to $476,729 from $234,469 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 This increase in net loss is mostly attributed to amortization expense of $204,204, and a loss on derivative liability of $52,774, neither of which was an expense in the prior period, and the $86,887 gain on the settlement of a lawsuit in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011, the Company used $60,841 of cash for operating activities and received $57,000 in loans from a stockholder.

Our financial statements as of the nine months ended September 30, 2011 have been prepared under the assumption that we will continue as a going concern through December 31, 2011. Our independent registered public accounting firm has issued their report on the December 31, 2010 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our President and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	By:	/s/ Ronny Yakov
Date: November 3, 2011	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)