Form 10-K
period 2011-12-31
OLB GROUP, INC.
filed 2012-03-20
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2011, was approximately $621,669.

As of March 5, 2012, there were 7,155,548 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	4

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	21

Item 2.	Property	21

Item 3.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6.	Selected Financial Data	23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	24

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 8.	Consolidated Financial Statements and Supplementary Data	28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29

Item 9A.	Controls and Procedures	29

Item 9B.	Other Information	47

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30

Item 11.	Executive Compensation	31

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

Item 13.	Certain Relationships and Related Transactions, and Director Independence	33

Item 14.	Principal Accountant Fees and Services	33

PART IV

Item 15.	Exhibits, and Financial Statement Schedules	36

	Signatures	37

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

As a result of the merger, we acquired all of the assets of OLB.com, including its intellectual property. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com common and preferred stock and, in addition, the former holders of the Series A stock of OLB.com received one warrant for each such preferred share and the former holders of the Series B Preferred Stock of OLB.com received two warrants for each such preferred share, to purchase shares of our common stock. An aggregate of 1,345,098 shares of common stock were issued in connection with the merger.

We are authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 7,155,548 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

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

We intend to formally launch the promotion of our ShopFast PC software beginning in the second quarter of 2012 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

Potential Markets

We intend to generate revenues from the following sources:

•	sales of ShopFast DSD and ShopFast PC to our clients;
•	revenue from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period;

•	sales of the related services we provide to our clients, including maintenance of the OLB Database and processing of orders made on our clients’ websites for products from the OLB Database; and

•	profits from sales of the products from the OLB Databases remaining after we pay the product commissions to the client.

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

Customers

The company completed its final development of its ShopFast PC software and has substantially completed its quality assurance process. In the fourth quarter of 2008, the Company began accepting a small number of paid subscribers in connection with the evaluation and completion of its quality assurance process. The Company plans to complete all phases of its quality assurance process and expand marketing of its ShopFast PC software in the second quarter of 2012, depending on the funds available to the Company for such marketing efforts.

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

See “ Risk Factors—We are subject to significant competition and may be unable to keep up with the technology and pricing of our competition ,” for a more detailed discussion of the competitive factors to which we are subject.

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

Employees

As of December 31, 2011, we had one full time employee, Ronny Yakov, our chief executive officer. The company utilizes outside contractors as needed for other business needs. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties.   The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2013.

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

Item 1A.Risk Factors

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

In 2010 and 2011, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

Our auditors have indicated that our past losses from operations and our working capital deficit raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. We expect to incur significant up-front expenditures in connection with our e-commerce operations, including increased expenditures relating to marketing and sales and development of web sites for new clients, which will result in continuing operating losses. While we currently expect to commence marketing our e-commerce software and services in the second quarter of 2012, we anticipate that losses will continue until we attract and retain a sufficient number of clients for our products and services and are able to generate sufficient revenues from the e-commerce websites of such clients to offset such expenditures. Historically, we have not derived positive cash flow from a web site until it has been in operation for six to nine months. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Until we receive sufficient revenues from operations, if ever, we will endeavor to fund our working capital requirements by obtaining loans from Ronny Yakov, who is our largest shareholder, and third parties. Mr. Yakov is under no obligation to advance any additional sums of money to the Company and, additionally, there can be no assurance that we will be successful in obtaining such funds from third parties. We cannot assure you that we will generate revenues or positive cash flow or succeed in obtaining the financing necessary for our operations when needed and on acceptable terms, or at all. Our failure to obtain additional financing when needed will have a material adverse effect on our business, financial condition and prospects. If we cannot obtain such additional financing, our stockholders may lose their entire investment in us. We may have to limit operations during the period that we are looking for capital if we cannot obtain interim working capital loans. We may incur losses in future periods, which could reduce investor confidence and cause our share price to decline.

We expect to increase our sales and marketing expenses, research and development expenses and general and administrative expenses, and we cannot be certain that our revenues will grow at a rate sufficient to cover these costs, if at all. Accordingly, we may be unable to operate profitably, even if we develop operations and generate revenues. The Company expects, based on prior experience, that the Company may have a negative cash flow for the first six to nine months after it commences marketing efforts, which are planned to commence during the second quarter of 2012, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. We will be dependent on a limited number of suppliers, and we currently have only one Supplier agreement and arrangement.

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

Typically, a client’s customer will place the order on the Internet Storefront and pay for it by credit card on the Internet Storefront. Upon the placement of an order, we will automatically receive an electronic copy of the order, and we will receive the credit card funds directly from the credit card company. We will then purchase the ordered products from a supplier and arrange for direct delivery from the supplier to the client’s customer. The supplier will thereafter invoice us for the products purchased, which we will pay when due. We will also pay to our client a commission on the products sold; commission will be paid once a month with respect to all products sold by such client during the preceding month. We will retain any remaining profits, after payment of client commissions.

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

As part of our business strategy, we intend to acquire complementary businesses. Our management believes that we can achieve profitability if, in addition to generating revenues based on sales of our software products, we also acquire complementary businesses. The Company expects, based on prior experience that the Company may have a negative cash flow for the first six to nine months after it commences operations, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. There can be no assurance that any such acquired businesses will be profitable, If such acquired businesses were not profitable at the time of acquisition, the Company would expect such businesses to experience a negative cash flow for from six to nine months from acquisition, which could materially affect the operations of the Company and cause it to continue to incur financial losses for an indefinite period of time. The Company has had discussions with entities regarding the potential acquisition of businesses or assets, but has not entered into any binding agreements to consummate such potential transactions, but has entered into non-disclosure agreements to allow the Company to conduct basic reviews of the business operations and/or assets of such entities, each predicated on Company’s agreement not to identify such entities prior to the time a decision has been made by the Company to proceed beyond its initial discussions.

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

Ronny Yakov, our sole director and sole officer (Chief Executive Officer, President, Secretary and Interim Chief Financial Officer), beneficially owns approximately 61% of our outstanding common stock. Accordingly, he is in a position to control all actions taken at a meeting of the Board of Directors and/or at a meeting of shareholders. By virtue of such potential vote he can determine the future actions taken by the Company and also has the ability to delay or prevent a change of control, even if such a change of control would benefit our other shareholders.

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 2,779,817 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

Future designation and issuance of preferred stock

The Board of Directors of the Company can authorize the issuance of shares of the Company’s preferred stock, from time to time, in the future. In connection therewith, the Board of Directors can designate terms of the preferred stock for each such issuance that could have a materially adverse affect on the dividend rights and/or voting rights of the Common Shareholders.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2011.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded in the pink sheets.

Year	Quarter	High Bid	Low Bid
2010	March 30	$0.40	$0.40
2010	June 30	$0.40	$0.40
2010	September 30	$0.68	$0.68
2010	December 31	$0.10	$0.10
2011	March 30	$0.30	$0.30
2011	June 30	$0.30	$0.30
2011	September 30	$0.20	$0.20
2011	December 31	$0.20	$0.20

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 2,779,817 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The Company has no outstanding preferred stock or options.

At December 31, 2011 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2011, we made the sales or issuances of unregistered securities listed in the table below.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

December 2011	Common Stock	402,385 shares	In conversion of a notes payable and accrued interest	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with the purchase of assets and is able to fend for himself.

December 2011	Common Stock	333,333	For cash	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend and is able to fend for himself.

Recent Purchases of Securities

In 2011 and 2010 there were no repurchases of our common stock.

Item 6.  Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

For the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

REVENUE

Revenue from operations for the year ended December 31, 2011 decreased $33,580 or 15% to $184,758 from $218,338 for the year ended December 31, 2010. The decrease is mainly attributed to a decline in the company's fees for the sale of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the year ended December 31, 2011 decreased $934 to $120,824 from $121,758 for the year ended December 31, 2010. There was little change as monthly service fees the company pays for the administration for the sales and maintenance of the health-related discount benefit plans as earned as part of the ShopFast program changed little with the decreased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $44,616 or 21% to $166,182 from $210,798 for the year ended December 31, 2010. A significant part of the decrease in G&A expense is the result of a decrease in marketing, web and consulting expenses.

PROVISION FOR INCOME TAXES

Up to this date, the Company has not had taxable income as it has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

NET LOSS

The net loss increased by $298,330 from a loss of $381,161 for the year ended December 31, 2010, to a loss of $679,491 for the year ended December 31, 2011.  In 2010 the company recorded a onetime gain on settlement of a lawsuit of $86,887. The lack of this gain and the addition of $20,025 of interest expense and a $66,087 loss on derivative liability in the current year resulted in approximately $173,000 of the increase to the loss from year to year. In addition; although there was no impairment expense in the current year there was $273,021 of amortization expense.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2011, the Company used $60,063 of cash for operating activities, as compared to $131,647 cash used through the fiscal year ended December 31, 2010. The decrease in the use of cash for operating activities was in conjunction with the decrease in general expenses.

Cash provided from financing activities during the year ended December 31, 2011 was $57,000 as compared to $135,000 through fiscal year ended December 31, 2010. In 2011 the Company executed two convertible notes payable, both of which were converted on December 29, 2011. In 2010 the Company received all of its financing from the sale of common stock.

Our financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern through December 31, 2012. Our independent registered public accounting firm has issued their report dated March 13, 2012 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing ecommerce software. Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software.  We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2012, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

We launched limited quality control test marketing of the software component of our ShopFast PC product during fiscal 2008. In the second quarter of fiscal 2012 we plan to commence full marketing of the ShopFast PC product and we plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

Revenue Recognition

The Company had limited revenues during fiscal 2010 and 2011 while conducting its limited quality control evaluation of its ShopFast PC software.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with the Revenue Recognition topic of the FASB ASC 605, accounting for shipping and handling fees and costs.

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

Income Taxes

In accordance with the Income Tax topic of the FASB ASC 740, detailed guidance is provided for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. During the year ended December 31, 2011, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2011 and December 31, 2010.

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

December 31, 2011 and 2010

The OLB Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

The OLB Group, Inc.

New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC

Salt Lake City, Utah
March 13, 2012

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$845	$3,908

Total Current Assets	845	3,908

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	273,021	546,042
Internet domain	4,965	4,965

TOTAL ASSETS	$278,831	$554,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$84,055	$28,935
Accrued officer compensation	205,175	-

Total Current Liabilities	289,230	28,935

TOTAL LIABILITIES	289,230	28,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,155,548 and 6,419,830 shares issued and outstanding, respectively	715	642
Common stock receivable	(50,000)	-
Additional paid-in capital	12,968,956	12,775,917
Accumulated deficit	(12,930,070)	(12,250,579)

Total Stockholders’ Equity (Deficit)	(10,399)	525,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$278,831	$554,915

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Net revenues	$184,758	$218,338

Cost of sales	63,934	96,580

Gross profit	120,824	121,758

OPERATING EXPENSES
Officers salary	275,000	275,000
General and administrative	166,182	210,798
Amortization expense	273,021	-
Impairment of intangible assets	-	104,008
Total operating expenses	714,203	589,806

Loss from operations	(593,379)	(468,048)

OTHER INCOME (EXPENSE)

Interest expense	(20,025)	-
Gain on/settlement of a lawsuit	-	86,887
Loss on derivative liability	(66,087)	-
Total Other Income (Expense)	(86,112)	86,887

NET LOSS	$(679,491)	$(381,161)

BASIC LOSS PER SHARE	$(0.10)	$(0.10)

BASIC WEIGHTED AVERAGE SHARES	6,423,861	4,022,053

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2009	3,597,160	$360	$11,788,809	$-	$(11,869,418)	$(80,249)

Issuance of common stock for purchase of intangible assets	577,842	58	323,533	-	-	323,591

Warrants issued for purchase of intangible assets	-	-	326,459	-	-	326,459

Common stock for cash	221,428	22	134,978	-	-	135,000

Issuance of common stock to convert accrued salaries to equity	2,023,400	202	202,138	-	-	202,340

Net loss for the year ended December 31, 2010	-	-	-	-	(381,161)	(381,161)

Balance at December 31, 2010	6,419,830	642	12,775,917	-	(12,250,579)	525,980

Issuance of common stock to convert notes payable	402,385	40	60,318	-	-	60,358

Common stock for cash	333,333	33	49,967	(50,000)	-	-

Discount on Convertible Note	-	-	16,667	-	-	16,667

Loss on derivative liability	-	-	66,087	-	-	66,087

Net loss for the year ended December 31, 2011	-	-	-	-	(679,491)	(679,491)

Balance at December 31, 2011	7,155,548	$715	$12,968,956	$(50,000)	$(12,930,070)	$(10,399)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(679,491)	$(381,161)
Adjustments to reconcile net cash used in operating activities
Amortization of intangible assets	273,021	-
Impairment of intangible assets	-	104,008
Debt discount	16,667	-
Loss on derivative liability	66,087	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	263,653	145,506

Net Cash Used in Operating Activities	(60,063)	(131,647)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	-	135,000
Proceeds from convertible notes	57,000	-

Net Cash Provided by Financing Activities	57,000	135,000

NET CHANGE IN CASH	(3,063)	3,353

CASH – BEGINNING OF YEAR	3,908	555

CASH – END OF YEAR	$845	$3,908

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of debt	$60,358	-
Stock issued in conversion of accrued salary	$-	$202,340

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The Company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

The company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 7,155,548 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding. Our fiscal year end date is December 31.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350. Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011. This ASU should be applied retrospectively.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2011 and December 31, 2010.

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

Intangible assets

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over two years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2010, the Company deemed that certain intangible assets acquired through its asset purchase agreement with Retailer Networks, Inc. were fully impaired. There was no such impairment for the year ended December 31, 2011. See Note 4 –Intangible Assets.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2011 and 2010.

•	Level 1: none

•	Level 2: none

•	Level 3: none

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

The following table summarizes the Company’s carrying amount of intangible assets as of December 31,

	2011	2010
Amortizable Intangible Assets
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(273,021)	-
Net Intangible Assets	$273,021	$546,042

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the years ended December 31, 2011 and 2010, respectively, were $273,021 and $0.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2011 and 2010.

There were no options outstanding at December 31, 2011 or December 31, 2010.

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

On December 29, 2011, the Company issued 402,385 shares of common stock in conversion of $57,000 of principle and $3,358 of accrued interest on a note payable. Shares were issued at $0.15, which represented a 25% discount to the closing price of $0.20 on the day of conversion as set forth in the conversion terms included in the note agreement.

On December 29, 2011, the Company issued 333,333 shares of common stock for $50,000 cash. Shares were issued at $0.15 per share. As the $50,000 was not received until January 10, 2012 the Company recorded a stock receivable for the $50,000 as of December 31, 2011.

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

During the year ended December 31, 2011, the Company entered into a $7,000 note payable and a $50,000 convertible note payable with a stockholder. See note 7 for discussion of the terms of these notes.

NOTE 7 - CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

On February 25, 2011 a stockholder loaned the company $7,000. The loan had an interest rate of 10% and was due on demand.

On June 10, 2011, the Company issued a $50,000 convertible note to the same stockholder that had previously loaned the Company $7,000. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $16,667 based on the discount to market available at the time of conversion. The discount was to be amortized over the life of the loan to interest expense. In addition, an initial derivative liability value of $64,828 was calculated using the Black Scholes pricing model using one year to maturity and assuming a risk free rate of 0.19% and a volatility of 429%.

On December 29, 2011, the note holder converted the entire principle of $57,000 and $3,358 of interest into 402,385 shares of common stock. The shares were issued at $0.15, which represented a 25% discount to the closing price of $0.20. The remaining debt discount was expensed to interest expense. Total interest expense resulting from amortization of the debt discount was $16,667 for the year ended December 31, 2011. In addition, a derivative liability value of $66,087 immediately prior to conversion was calculated using the Black Scholes pricing model using half a year to maturity and assuming a risk free rate of 0.07% and a volatility of 728%. The total derivative liability of $66,087 was charged to additional paid in capital upon conversion.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2011 and December 31, 2010 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2010	665,842	$8.00	$8.00

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	665,842	$8.00	$8.00

Exercisable, December 31, 2011	665,842	$8.00	$8.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2011	Weighted Average Exercise Price

$8.00	665,842	.25	$8.00	665,842	$8.00

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

Net deferred tax assets consist of the following components as of December 31:

	2011	2010

Deferred tax assets:
NOL carryover	$1,187,800	$880,100
Related party accrual	102,600	-
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,290,400)	(880,100)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book income (loss)	$(339,700)	$(148,653)
Stock for services/options expense	-	78,913
Meals and entertainment	8,200	2,549
Non-deductible amortization of intangible assets	136,500	-
Impairment of assets	-	40,563
Related party accrual	102,600	-
Loss on derivative liability	33,000	-
Valuation allowance	59,400	26,628
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $2,375,700 that maybe offset against future taxable income from the year 2012 through 2031.  No tax benefit has been reported in the December 31, 2011 or December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 200.

NOTE 10 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, and has a working capital deficit of $288,385, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 11 – SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events other than that listed below.

On January 10, 2012 the Company received the $50,000 for the stock receivable it had recorded as of December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Management’s Report Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer.

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

Due to the size of the Company we lack the personnel to maintain an adequate level of separation of duties, and have also failed in the timely recording of certain transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	52	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2008 through 2011.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny	2011	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
Yakov,	2010	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President	2009	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
and Interim	2009	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
CFO	2008	$250,000	$0	$0	$0	$0	$0	$18,000	$268,000

(1) Accrued but not paid and converted to stock on a quarterly or annual basis.

(2) Car allowance

Employment Agreements

On February 20, 2008 the company extended the employment agreement with its founder and president for another 5 years commencing April 1, 2008 that expires on February 28, 2013. The agreement provides for an annual salary of $275,000 fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the company and 2 weeks paid vacation) and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

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

The following table sets forth, as of December 31, 2011, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2011, 7,155,548 shares of our common stock were outstanding.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Ronny Yakov c/o 1120 Avenue of the Americas, 4th flr New York, NY 10036	4,347,598	61%	61%

All members and officers as a group (1 member)	4,347,598	61%	61%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.

(2)	Excludes 562,660 shares of common stock owned by Mr. Yakov’s mother, Batya Yakov, any beneficial ownership of which is disclaimed by Mr. Yakov

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On December 31, 2010, the Company issued 2,023,400 shares of common stock in conversion of $202,340 of accrued salaries. Shares were valued at $0.10.

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

Audit Fees

Audit fees billed to the Company by HJ & Associates, LLC for its audit of the Company’s financial statements included in this Form 10-K, and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission for 2011 and 2010 totaled $16,000 and $16,000, respectively.

Audit-Related

There were no audit- related fees billed to the Company by HJ & Associates, LLC for the years ended December 31, 2011 and 2011.

Tax Fees

Tax fees billed to the Company by HJ & Associates, LLC for its tax returns for the years ended December 31, 2011 and 2010 were $734 and $1,298, respectively.

Other

No other fees were billed to the Company by HJ & Associates, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2011 and 2010.

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

Date: March 20, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 20, 2012
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)

