Form 10-Q
period 2012-03-31
OLB GROUP, INC.
filed 2012-05-07
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐ No  ☒

As of April 16, 2012 the Company had outstanding 7,155,548 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2012 and December 31, 2011

3

The OLB Group, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$169	$845

Total Current Assets	169	845

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	204,953	273,021
Internet domain	4,965	4,965

TOTAL ASSETS	$210,087	$278,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$55,865	$84,055
Accrued officer compensation	262,934	205,175

Total Current Liabilities	318,799	289,230

TOTAL LIABILITIES	318,799	289,230

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,155,548 and 7,155,548 shares issued and outstanding, respectively	715	715
Common stock receivable	-	(50,000)
Additional paid-in capital	12,968,956	12,968,956
Accumulated deficit	(13,078,383)	(12,930,070)

Total Stockholders’ Equity (Deficit)	(108,712)	(10,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$210,087	$278,831

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Net revenues	$28,581	$47,463

Cost of sales	14,585	17,448

Gross profit	13,996	30,015

OPERATING EXPENSES
Officer’s compensation	68,750	68,750
Amortization expense	68,068	67,320
General & administrative expenses	31,100	31,809
Total operating expenses	167,918	167,879

Loss from operations	(153,922)	(137,864)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	5,609	-
Interest expense	-	(65)

Total Other Income (Expense)	5,609	(65)

NET LOSS	$(148,313)	$(137,929)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES	7,155,548	6,419,830

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2010	6,419,830	$642	12,775,917	$-	$(12,250,579)	$525,980

Issuance of common stock to convert notes payable	402,385	40	60,318	-	-	60,358

Common stock for cash	333,333	33	49,967	(50,000)	-	-

Discount on Convertible Note	-	-	16,667	-	-	16,667

Loss on derivative liability	-	-	66,087	-	-	66,087

Net loss for the year ended December 31, 2011	-	-	-	-	(679,491)	(679,491)

Balance at December 31, 2011	7,155,548	715	12,968,956	(50,000)	(12,930,070)	(10,399)

Cash received on stock receivable (unaudited)	-	-	-	50,000	-	50,000

Net loss for the period ended March 31, 2012 (unaudited)	-	-	-	-	(148,313)	(148,313)

Balance at March 31, 2012 (unaudited)	7,155,548	$715	$12,968,956	$-	$(13,078,383)	$(108,712)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(148,313)	$(137,929)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization of intangible assets	68,068	67,320

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	29,569	60,560

Net Cash Used by Operating Activities	(50,676)	(10,049)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	7,000
Proceeds from the sale of common stock	50,000	-

Net Cash Provided by Financing Activities	50,000	7,000

NET CHANGE IN CASH	(676)	(3,049)

CASH – BEGINNING OF PERIOD	845	3,908

CASH – END OF PERIOD	$169	$859

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

 Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2011 included on the Company’s Form 10-K. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of March 31, 2012 and December 31, 2011.

•	Level 1: None
•	Level 2: None
•	Level 3: None

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company entered into a $7,000 note payable and a $50,000 convertible note payable with a stockholder. See note 6 for discussion of the terms of these notes.

NOTE 5 - INTANGIBLE ASSETS

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

The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2011 it was determined that there were no impairment issued with any of its intangible assets.

The following table summarizes the Company’s carrying amount of intangible assets as of March 31:

Amortizable Intangible Assets	2012	2011
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(341,089)	(67,320)
Net Intangible Assets	$204,953	$478,722

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the quarters ended March 31, 2012 and 2011 was $60,068 and $67,320, respectively.

NOTE 6 - CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

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

On December 29, 2011, the note holder converted the entire principle of $57,000 and $3,358 of interest into 402,385 shares of common stock. The shares were issued at $0.15, which represented a 25% discount to the closing price of $0.20. Upon conversion the remaining debt discount was also expensed to interest expense. Total interest expense resulting from amortization of the debt discount was $16,667 for the year ended December 31, 2011. In addition, a derivative liability value of $66,087 immediately prior to conversion was calculated using the Black Scholes pricing model using half a year to maturity and assuming a risk free rate of 0.07% and a volatility of 728%. The total derivative liability of $66,087 was charged to additional paid in capital upon conversion.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 8 - STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2012 and December 31, 2011 and changes during the period is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2011	665,842	$8.00	$8.00

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, March 31, 2012	665,842	$8.00	$8.00

Exercisable, March 31, 2012	665,842	$8.00	$8.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2012	Weighted Average Exercise Price

$8.00	665,842	.21	$8.00	665,842	$8.00

NOTE 9 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $13,078,383 which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 10 - SUBSEQUENT EVENTS

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

Our plan of operation is to launch the marketing of the software component of our ShopFast PC product in the fourth quarter of 2012, to produce a 30 minute infomercial to promote this product, as well as a short form two minute commercial after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders   and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUE

Revenue from operations for the three months ended March 31, 2012 decreased $18,882 or 40%, to $28,581 from $47,463 for the three months ended March 31, 2011. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the three months ended March 31, 2012 decreased $16,019 to $13,996 from $30,015 for the three months ended March 31, 2011. The decrease can be attributed to the decrease in revenue on the company’s insurance program while administrative fees have remained fairly consistent.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $709 or 2% to $31,100 from $31,809 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

NET LOSS

Net loss increased by $10,384 to $148,313 from $137,929 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase in net loss is mostly attributed to the decrease in revenue while expense remained fairly consistent.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2012, the Company used $50,676 of cash for operating activities and received $50,000 from the sale of common stock.

Our financial statements as of the three months ended March 31, 2012 have been prepared under the assumption that we will continue as a going concern through December 31, 2012. Our independent registered public accounting firm has issued their report on the December 31, 2011 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that our future liquidity requirements will require a need to obtain additional financing. The Company’s primary source of financing in the past consisted of loans from its Chief Executive Officer and principal stockholder, Ronny Yakov. Although Mr. Yakov has provided financing in the past, he has no binding commitment to continue such financing. More recently the company has been able to fund its operations from revenue, stockholders’ loans and the sale of common stock.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2012 and December 31, 2011.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Ronny Yakov
Date: May 4, 2012	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

