Form 10-Q
period 2012-06-30
OLB GROUP, INC.
filed 2012-08-09
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐ No  ☒

As of July 30, 2012 the Company had outstanding 7,155,548 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2012 and December 31, 2011

The OLB Group, Inc. Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$845

Total Current Assets	-	845

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	136,885	273,021
Internet domain	4,965	4,965

TOTAL ASSETS	$141,850	$278,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Cash overdraft	$51	$-
Accounts payable and accrued expenses	44,536	84,055
Convertible note payable, net of discount	17,215	-
Accrued officer compensation	326,144	205,175

Total Current Liabilities	387,946	289,230

TOTAL LIABILITIES	387,946	289,230

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,155,548 and 7,155,548 shares issued and outstanding, respectively	715	715
Common stock receivable	-	(50,000)
Additional paid-in capital	12,977,289	12,968,956
Accumulated deficit	(13,224,100)	(12,930,070)

Total Stockholders’ Equity (Deficit)	(246,096)	(10,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$141,850	$278,831

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Operations (Unaudited)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,

	2012	2011	2012	2011

Net revenues	$67,209	$96,758	$38,628	$49,295

Cost of sales	26,015	34,185	11,430	16,737

Gross profit	41,194	62,573	27,198	32,558

OPERATING EXPENSES
Officer’s compensation	137,500	137,500	68,750	68,750
Amortization expense	136,136	135,389	68,068	68,069
General & administrative expenses	66,485	68,985	35,385	37,176
Total operating expenses	340,121	341,874	172,203	173,995

Loss from operations	(298,927)	(279,301)	(145,005)	(141,437)

OTHER INCOME (EXPENSE)
Loss on derivative liability	-	(64,828)	-	(64,828)
Gain on settlement of debt	5,609	-	-	-
Interest expense	(712)	(1,427)	(712)	(1,362)

Total other income (expense)	4,897	(66,255)	(712)	(66,190)

NET LOSS	$(294,030)	$(345,556)	$(145,717)	$(207,627)

BASIC LOSS PER SHARE	$(0.04)	$(0.05)	$(0.02)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES	7,155,548,	6,419,830	7,155,548	6,419,830

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2010	6,419,830	$642	$12,775,917	$-	$(12,250,579)	$525,980

Issuance of common stock to convert notes payable	402,385	40	60,318	-	-	60,358

Common stock for cash	333,333	33	49,967	(50,000)	-	-

Discount on Convertible Note	-	-	16,667	-	-	16,667

Loss on derivative liability	-	-	66,087	-	-	66,087

Net loss for the year ended December 31, 2011	-	-	-	-	(679,491)	(679,491)

Balance at December 31, 2011	7,155,548	715	12,968,956	(50,000)	(12,930,070)	(10,399)

Cash received on stock receivable (unaudited)	-	-	-	50,000	-	50,000

Discount on Convertible Note (unaudited)	-	-	8,333	-	-	8,333

Net loss for the period ended June 30, 2012 (unaudited)	-	-	-	-	(294,030)	(294,030)

Balance at June 30, 2012 (unaudited)	7,155,548	$715	$12,977,289	-	$(13,224,100)	$(246,096)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(294,030)	$(345,556)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization of intangible assets	136,136	135,389
Loss on derivative liability	-	64,828
Interest expense from amortization of debt discount	548	914

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	81,450	101,507

Net Cash Used by Operating Activities	(75,896)	(42,918)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	51	-
Proceeds from the sale of common stock	50,000	-
Proceeds from loans	25,000	57,000

Net Cash Provided by Financing Activities	75,051	57,000

NET CHANGE IN CASH	(845)	14,082

CASH – BEGINNING OF PERIOD	845	3,908

CASH – END OF PERIOD	$-	$17,990

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
June 31, 2012 and December 31, 2011
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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2011 included on the Company’s Form 10-K. The results of the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of June 30, 2012 and December 31, 2011.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company entered into a $7,000 note payable and a $50,000 convertible note with a stockholder. See note 6 for discussion of the terms of these notes.

During the quarter ended June 30, 2012, the Company entered into a $25,000 note payable with a stockholder. See note 6 for discussion of the terms of this note.

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

The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2011 it was determined that there were no impairment issues with any of its intangible assets.

The following table summarizes the Company’s carrying amount of intangible assets as of June 30:

Amortizable Intangible Assets	2012	2011
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(409,157)	(135,388)
Net Intangible Assets	$136,885	$410,653

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the six month periods ended June 30, 2012 and 2011 was $136,136 and $135,388, respectively.

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

On June 7, 2012, the Company issued a $25,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $8,333 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. As of June 30, 2012 $548 of the debt discount was amortized to interest expense and the balance of the debt discount was $7,785.

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

NOTE 8 - STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2012 and December 31, 2011 and changes during the period is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2011	665,842	$8.00	$8.00

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(665,842)	$8.00	$8.00

Outstanding, June 30, 2012	-	$-	$-

Exercisable, June 30, 2012	-	$-	$-

NOTE 9 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $13,224,100 which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

If we successfully test our Mobile commerce applications and product, we are then planning to develop or acquire additional products to complement the new mobile commerce products. We anticipate that we will also need to make expenditures in the following areas: to expand our existing ecommerce platform and replace some of the existing hardware and servers to service the volume of transactions we anticipate; and to add more marketing and administrative personnel, although our initial plan is to outsource significant services to third party providers. The additional products to be developed and/or acquired have not yet been identified, but are expected to be the result of requests by clients and/or their customers for additional functionality, services, payment methods and/or product availability.

We are currently in the final stages of our quality assurance phase for our new ShopFast Mobile POS software, which is based on a different design platform than the prior versions, allowing it to operate faster and under all computer operating systems that can fully support all internet browsers.

In addition to our ShopFast products we offer an extended service which allows our customers to obtain health-related discount benefit plans which are included as part of the ShopFast program. These healthcare insurance programs are generally renewable monthly and include elements sold through contracts with third-party providers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUE

Revenue from operations for the three months ended June 30, 2012 decreased $10,667 or 22%, to $38,628 from $49,295 for the three months ended June 30, 2011. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the three months ended June 30, 2012 decreased $5,360 to $27,198 from $32,558 for the three months ended June 30, 2011. The decrease can be attributed to the decrease in revenue on the company’s insurance program while administrative fees have remained fairly consistent.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $1,791 or 5% to $35,385 from $37,176 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease can be attributed to a decrease in travel and meals expense.

NET LOSS

Net loss decreased by $61,910 to $145,717 from $207,627 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. During the three months ended June 30, 2011 the Company recorded a $64,828 loss on derivative liability. There was no such loss during the current quarter, the main reason for the decrease in the net loss.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUE

Revenue from operations for the six months ended June 30, 2012 decreased $29,549 or 31%, to $67,209 from $96,758 for the six months ended June 30, 2011. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the six months ended June 30, 2012 decreased $21,379 to $41,194 from $62,573 for the six months ended June 30, 2011. The decrease can be attributed to the decrease in revenue on the company’s insurance program while administrative fees have remained fairly consistent.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $2,500 or 4% to $66,485 from $68,985 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease can be attributed to a decrease in travel and meals expense.

NET LOSS

Net loss decreased by $51,526 to $294,030 from $345,556 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. During the six months ended June 30, 2011 the Company recorded a $64,828 loss on derivative liability. There was no such loss during the current quarter, the main reason for the decrease in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2012, the Company used $75,896 of cash for operating activities and received $75,051 from financing activities.

The financial statements as of June 30, 2012 have been prepared under the assumption that we will continue as a going concern through December 31, 2012. Our independent registered public accounting firm has issued their report on the December 31, 2011 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2012 and December 31, 2011.

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

	By:	/s/ Ronny Yakov
Date: August 9, 2012	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)