Form 10-Q
period 2012-09-30
OLB GROUP, INC.
filed 2012-11-14
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012 the Company had outstanding 7,155,548 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2012 and December 31, 2011

The OLB Group, Inc. Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$24,408	$845

Total Current Assets	24,408	845

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	68,069	273,021
Internet domain	4,965	4,965

TOTAL ASSETS	$97,442	$278,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$78,517	$84,055
Convertible note payable (related party), net of discount	71,461	-
Accrued officer compensation	385,084	205,175

Total Current Liabilities	535,062	289,230

TOTAL LIABILITIES	535,062	289,230

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,155,548 and 7,155,548 shares issued and outstanding, respectively	715	715
Common stock receivable	-	(50,000)
Additional paid-in capital	13,002,289	12,968,956
Accumulated deficit	(13,440,624)	(12,930,070)

Total Stockholders’ Equity (Deficit)	(437,620)	(10,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$97,442	$278,831
The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Operations (Unaudited)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2012	2011	2012	2011

Net revenues	$98,640	$135,972	$31,431	$39,214

Cost of sales	38,325	49,359	12,310	15,174

Gross profit	60,315	86,613	19,121	24,040

OPERATING EXPENSES
Officer’s compensation	206,250	206,250	68,750	68,750
Amortization expense	204,953	204,204	68,817	68,815
General & administrative expenses	155,139	93,063	88,654	24,078
Total operating expenses	566,342	503,517	226,221	161,643

Loss from operations	(506,027)	(416,904)	(207,100)	(137,603)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	-	(52,774)	-	12,054
Gain on settlement of debt	5,609	-	-	-
Interest expense	(10,136)	(7,051)	(9,424)	(5,624)

Total other income (expense)	(4,527)	(59,825)	(9,424)	6,430

NET LOSS	$(510,554)	$(476,729)	$(216,524)	$(131,173)

BASIC LOSS PER SHARE	$(0.07)	$(0.08)	$(0.03)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES	7,155,548	6,419,830	7,155,548	6,419,830

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2010	6,419,830	$642	$12,775,917	$-	$(12,250,579)	$525,980

Issuance of common stock to convert notes payable	402,385	40	60,318	-	-	60,358

Common stock for cash	333,333	33	49,967	(50,000)	-	-

Discount on Convertible Note	-	-	16,667	-	-	16,667

Loss on derivative liability	-	-	66,087	-	-	66,087

Net loss for the year ended December 31, 2011	-	-	-	-	(679,491)	(679,491)

Balance at December 31, 2011	7,155,548	715	12,968,956	(50,000)	(12,930,070)	(10,399)

Cash received on stock receivable (unaudited)	-	-	-	50,000	-	50,000

Discount on Convertible Note (unaudited)	-	-	33,333	-	-	33,333

Net loss for the period ended September 30, 2012 (unaudited)	-	-	-	-	(510,554)	(510,554)

Balance at September 30, 2012 (unaudited)	7,155,548	$715	$13,002,289	$-	$(13,440,624)	$(437,620)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(510,554)	$(476,729)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization of intangible assets	204,952	204,204
Loss on derivative liability	-	52,774
Interest expense from amortization of debt discount	4,794	5,114

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	174,371	153,796

Net Cash Used by Operating Activities	(126,437)	(60,841)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	-	533
Proceeds from the sale of common stock	50,000	57,000
Proceeds from loans, related party	100,000	-

Net Cash Provided by Financing Activities	150,000	57,533

NET CHANGE IN CASH	23,563	(3,308)

CASH – BEGINNING OF PERIOD	845	(3,908)

CASH – END OF PERIOD	$24,408	$600

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Notes to the Financial Statements
September 30, 2012 and December 31, 2011
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements

The unaudited financial statements have been prepared by The OLB Group, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2011 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value as of September 30, 2012 and December 31, 2011.

●	Level 1: None
●	Level 2: None
●	Level 3: None

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

As of September 30, 2012, the Company owed $100,000 to a stockholder. See note 6 for discussion of the terms of these note.

NOTE 5 - INTANGIBLE ASSETS

On June 17, 2010 the Company completed an asset purchase agreement with Retailer Networks, Inc. (RNI). Pursuant to the terms of that agreement the Company purchased a number of intangible assets from RNI, including, but not limited to, customer information, trademarks, domain names, and educational resources for e-commerce. The purchase price that was paid to RNI for the assets consisted of 577,842 shares of OLB common stock and 665,842 warrants exercisable for the purchase of common stock, at the purchase price of $0.40. The fair value of the common stock was determined using the quoted market price on the date of issuance of $0.028 and the fair value of the purchase warrants were determined using the Black-Scholes option pricing model, for a total purchase price of $650,051. The warrants were valid to exercise for 24 months from the closing date, and therefore have expired as of September 30, 2012. In addition, RNI agreed to purchase OLB common stock totaling $100,000 at a purchase price of $0.028.

The Company has elected to perform its annual analysis at the end of its reporting year. As of December 31, 2011 it was determined that there were no impairment issues with any of its intangible assets.

The following table summarizes the Company’s carrying amount of intangible assets:

Amortizable Intangible Assets	September 30, 2012	December 31, 2011
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(477,973)	(273,021)
Net Intangible Assets	$68,069	$273,021

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the nine month periods ended September 30, 2012 and 2011 was $204,952 and $204,204, respectively.

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

On June 7, 2012, the Company issued a $25,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $8,333 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. As of September 30, 2012 $2,648 of the debt discount was amortized to interest expense and the balance of the debt discount was $5,685.

On July 30, 2012, the Company issued a $25,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $8,333 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. As of September 30, 2012 $1,415 of the debt discount was amortized to interest expense and the balance of the debt discount was $6,918.

On September 14, 2012, the Company issued a $50,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $16,667 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. As of September 30, 2012 $731 of the debt discount was amortized to interest expense and the balance of the debt discount was $15,936.

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

NOTE 8 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has an accumulated deficit of $13,440,624 which together raises substantial doubt about its ability to continue as a going concern. Management is presently pursuing financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 9 - SUBSEQUENT EVENTS

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

The products that we plan to distribute over the next year which will account for most of our business are as follows:

●	ShopFast PC

●	ShopFast DSD

●	GHM Connect

●	GHM Benefits

●	Gift and Home Channel

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE

Revenue from operations for the three months ended September 30, 2012 decreased $7,783 or 2%, to $31,431 from $39,214 for the three months ended September 30, 2011. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the three months ended September 30, 2012 decreased $4,919 to $19,121 from $24,040 for the three months ended September 30, 2011. The decrease can be attributed to a greater decrease in revenue over a decrease in administrative fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $64,576 or 260% to $88,654 from $24,078 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase can be largely attributed to increased development spending.

NET LOSS

Net loss increased by $85,351 to $216,524 from $131,173 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in net loss can be largely attributed to increased development spending.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE

Revenue from operations for the nine months ended September 30, 2012 decreased $37,332 or 27%, to $98,640 from $135,972 for the nine months ended September 30, 2011. The decrease is mainly attributed to a decrease in revenue from the insurance program.

GROSS PROFIT

Gross profit from operations for the nine months ended September 30, 2012 decreased $26,298 to $60,315 from $86,613 for the nine months ended September 30, 2011. The decrease can be attributed to a greater decrease in revenue over a decrease in administrative fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $62,076 or 67% to $155,139 from $93,063 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase can be largely attributed to increased development spending.

NET LOSS

Net loss increased by $33,825 to $510,554 from $476,729 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in net loss can be largely attributed to increased development spending.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2012, the Company used $126,437 of cash for operating activities and received $150,000 from financing activities.

The financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern through December 31, 2012. Our independent registered public accounting firm has issued their report on the December 31, 2011 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2012 and December 31, 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	By:	/s/ Ronny Yakov
Date: November 14, 2012	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)