Form 10-K
period 2012-12-31
OLB GROUP, INC.
filed 2013-04-01
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2012, was approximately $701,987.

As of March 29, 2013, there were 10,344,978 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of The OLB Group, Inc. included in this Report, including matters discussed under the captions “Legal Processing” in Part I, Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 are “forward-looking statements.”  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

●	general economic conditions in both foreign and domestic markets;

●	cyclical factors affecting our industry;

●	lack of growth in our industry;

●	Our ability to comply with government regulations;

●	a failure to manage our business effectively and profitably; and

●	Our ability to sell both new and existing products and services at profitable yet competitive prices.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 10,178,312 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

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

We intend to formally launch the promotion of our ShopFast PC software beginning in the second quarter of 2013 and our ShopFast DSD shortly thereafter, depending on the availability of the funds available to the Company for such purposes.

Potential Markets

We intend to generate revenues from the following sources:

● sales of ShopFast DSD and ShopFast PC to our clients;

●
revenue from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period;

● sales of the related services we provide to our clients, including maintenance of the OLB Database and processing of orders made on our clients’ websites for products from the OLB Database; and

● profits from sales of the products from the OLB Databases remaining after we pay the product commissions to the client.

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

Updated Services

The Company now aims to launch a new mobile commerce SaaS service within its existing framework to provide a turnkey solution to small retailers, merchant banks, and ISOs that are looking for a one-stop unified solution to their eCommerce, mCommerce, marketing, Point-of-Sale, and inventory management needs.

The ShopFast All In One unified solution and inventory management tool will be available to retailers and managed in a single dashboard. A small retailer will be able to get a POS system with a built-in CRM on an iPad or any tablet, and access the same POS on a computer from anywhere. There will be a multi-location system to manage inventory and track it by barcode and QR codes. This will enable coupons and loyalty programs for customers, as well as data feeds to all major search engines such as Google, Bing, and Yahoo.

We are also extremely excited to launch a new ‘White Label’ solution for Merchant Banks and ISOs as an integrated API to our system. Our solution will provide the merchant banks and ISOs with the tools to compete with payment solutions in the market place such as PayPal, Amazon Payments, Square, Google Checkout, and Intuit POS. Other online POS system offerings may appear similar to ours, but no competitor offers all of the tools we do, combined as a unified solution.

We started a pilot for one of the top 10 leading U.S. merchant banks, with revenues of over $16 billion, and over 200,000 Merchant clients to implement a group of merchants with all our Mobile Commerce services. We will be providing the inventory, marketing and gateway tools to the mobile applications of the bank and the merchant website. As mobile commerce, SaaS serves as part of the eCommerce suite of solutions.

New Products

PayAnywhereBills is a cloud-based system that allows users to bill customers online and accept payment by credit card and ACH. PayAnywhereBills simplifies billing and payments for small businesses while enabling operations to become more efficient. As only 30% of SMBs currently collect payments electronically, and more than half of these businesses name cash flow as their leading business challenge, the market potential for this service is immense. With PayAnywhereBills, business owners can utilize features such as recurring billing, web payment forms, credit card processing, email invoicing, and more. The SaaS-delivered service makes it easy to collect, track, invoice, and manage receivables on one user-friendly platform.

PayAnywhereAnything is an online payment acceptance SaaS solution that enables mobile acceptance of credit cards and features an easy-to-use POS system.

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

Our Strategy

E-commerce is one of the fastest growing sales channels in the history of business, with U.S. online revenues predicted to grow from $172B in 2005 to $329B in 2012, according to Forrester Research. Consumer adoption of e-commerce continues at such a rapid pace that its overall growth remains strong and far outpaces more mature brick-and-mortar sales.

Because of the rapid growth of internet shopping, both existing and new businesses must consider establishing an on-line business presence to broaden their appeal to potential customers. Additionally, a growing percentage of both existing businesses and new businesses are exclusively focused online.

We will be primarily targeting:

●	Ecommerce retailers

●	Small businesses

●	Home businesses

●	New businesses

●	Entrepreneurs

●	eBay and similar web sites sellers

●	Consumers

We believe that our business strategy offers the following advantages over traditional e-commerce:

●
Flexibility to add new resellers to our existing scalable e-commerce platform and resources: Our e-commerce platform consists of the hardware and software needed to operate our e-commerce services. A reseller can be added to our e-commerce platform and infrastructure by the installation of ShopFast PC or ShopFast DSD on the reseller’s computer.

●
Utilization of a core technology platform across multiple markets: Internet Storefronts can be customized to be targeted to specific markets, without requiring the use of additional software or hardware other that required, and previously described, in order for the reseller to access the internet.

● Distributing the cost of establishing supplier relationships over large numbers of clients.

●
Aggregating supplier purchases to achieve volume discounts: Orders received for a particular product from the various Internet Storefronts established by our clients are automatically aggregated by our software programs. This will enable us to purchase from suppliers enough quantities of particular products to be entitled to volume discounts from the suppliers.

●
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

Customers

The company completed its final development of its ShopFast PC software and has substantially completed its quality assurance process. In the fourth quarter of 2008, the Company began accepting a small number of paid subscribers in connection with the evaluation and completion of its quality assurance process. The Company plans to complete all phases of its quality assurance process and expand marketing of its ShopFast PC software in the second quarter of 2013, depending on the funds available to the Company for such marketing efforts.

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

Employees

As of December 31, 2012, we had one full time employee, Ronny Yakov, our chief executive officer. The company utilizes outside contractors as needed for other business needs. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company is currently identifying candidates to serve as Chief Financial Officer. The candidate who is identified and hired will become an employee devoting such time as is necessary to our business for the performance of his duties. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2018.

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

In 2011 and 2012, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

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

Demand for our products and services could be negatively affected by:

●	inadequate development of Internet resources;

●	security and privacy concerns; and

●	inconsistent service quality

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

The effective execution of our business will be largely dependent upon our ability to:

●	obtain adequate financing;

●	successively complete the development and testing of our redesigned products;

●	achieve significant market acceptance for our products and services;

●	expand our resources and increase system capacity; and

●	hire and retain skilled management, technical, marketing and other personnel.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

●	seasonal fluctuations in consumer purchasing patterns;

●	timing of, response to and quantity of ShopFast DSD business clients and ShopFast PC resellers;

●	changes in the growth rate of internet usage;

●	actions of our competitors;

●	the timing and amount of costs relating to the expansion of our operations;

●
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

Internet commerce has grown rapidly in recent years and consumer usage patterns have continually evolved. During this period, many businesses, including shopping services, related to Internet commerce have failed. Because Internet commerce is a young industry, we may need to frequently change websites and other aspects of our business operations. Some of the special risks we face in our rapidly evolving industry are:

●	difficulties in forecasting trends that may affect our operations,

●	challenges in attracting and retaining consumers and merchants;

●	significant dependence on a small number of revenue sources;

●	evolving industry demands that require us to adapt the prices at we which offer our software products and related services from time to time; and

●	adverse technological changes and regulatory developments

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

The market prices of the securities of Internet companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our securities, regardless of our actual operating performance. Additional factors that could cause fluctuation in the price of our shares include, among other things:

●	actual or anticipated variations in quarterly operating results; changes in financial estimates by us or by any securities analysts who may cover our shares;

●	conditions or trends affecting our merchants or other providers;

●	changes in the market valuations of other online commerce companies;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements concerning the commencement, progress or resolution of investigations or regulatory scrutiny of our operations or lawsuits filed or other claims alleged against us;

●	capital commitments;

●	introduction of new products and service offerings by us or our competitors;

●	entry of new competitors into our market; and

●	additions or departures of key personnel

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Such litigation could result in significant costs and divert management attention and resources, which could seriously harm our business and operating results.

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

As of the date hereof, our executive officers and directors own 68% of the issued and outstanding shares of our common stock. Our current stockholders will continue to exert significant influence over our management and policies to:

●	elect or defeat the election of our directors;

●	amend or prevent amendment of our certificate of incorporation or bylaws;

●	effect or prevent a merger, sale of assets or other corporate transaction; and

●	control the outcome of any other matter submitted to the shareholders for vote

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2012.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG:OB." Prior to February 28, 2008 our common stock was traded on the pink sheets.

Year	Quarter	High	Low
2011	March 30	$0.30	$0.30
2011	June 30	$0.30	$0.30
2011	September 30	$0.20	$0.20
2011	December 31	$0.20	$0.20
2012	March 30	$0.51	$0.20
2012	June 30	$0.35	$0.30
2012	September 30	$0.35	$0.35
2012	December 31	$0.35	$0.35

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

At December 31, 2012 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

During the year ended December 31, 2012, we made the sales or issuances of unregistered securities listed in the table below.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

December 2012	December 2012	689,053 shares	In conversion of a notes payable and accrued interest	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with the purchase of assets and is able to fend for himself.
December 2012	December 2012	2,167,045	In conversion of accrued salary	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend in connection with the purchase of assets and is able to fend for himself.
December 2012	Common Stock	166,666	For cash	Section 4(2) - The issuee is a sophisticated investor, who received the shares with a restrictive legend and is able to fend for himself.

Recent Purchases of Securities

In 2012 and 2011 there were no repurchases of our common stock.

Item 6.	Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

For the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

REVENUE

Revenue from operations for the year ended December 31, 2012 decreased $54,250 or 30% to $130,508 from $184,758 for the year ended December 31, 2011. The decrease is mainly attributed to a decline in the company's fees for the sale of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the year ended December 31, 2012 decreased $37,746 to $83,078 from $120,824 for the year ended December 31, 2011, a change in the gross margin of 66% in 2011 to 64% in 2012. The decrease is considered consistent with the decrease in revenue and cost of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased by $38,075 or 23% to $204,257 from $166,182 for the year ended December 31, 2011. A significant part of the increase in G&A expense is the result of increased expenditures on software development.

NET LOSS

The net loss increased by $104,365 from a loss of $679,491 for the year ended December 31, 2011, to a loss of $783,856 for the year ended December 31, 2012.  Total other expenses increased from $86,112 for the year ended December 31, 2011 to $114,656 for the year ended December 31, 2012. This increase, the increase in general and administrative expense as well as a loss on settlement of debt conversion of $77,518 all contributed to the overall increase in net loss.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2012, the Company used $166,962 of cash for operating activities, as compared to $60,063 cash used through the fiscal year ended December 31, 2011. The increase in the use of cash for operating activities was largely due to the increased expenditures for software development.

Cash provided from financing activities during the year ended December 31, 2012 was $175,000 as compared to $57,000 through fiscal year ended December 31, 2011.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern through December 31, 2013. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing ecommerce software. Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software.  We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2013, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

We launched limited quality control test marketing of the software component of our ShopFast PC product during fiscal 2008. In the second quarter of fiscal 2013 we plan to commence full marketing of the ShopFast PC product and we plan to produce a 30 minute infomercial to promote this product, as well as short form two minute commercials after completing the longer infomercial, depending on the funds available to the Company for such purposes. We intend to run the advertisements for a period of time and to use focus groups to determine the prices at which we can obtain the highest level of reseller orders and then to launch a full scale media campaign. If the ratio of media spending to product orders is at least $1.50 return in orders on $1.00 spent on advertising, we would continue such advertising. Otherwise, we would consider alternatives to the advertising methods tried. After adjustments to the marketing plan and getting a satisfactory return rate on the media expenditures, we intend to launch a nationwide television distribution campaign.

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

Future Commitments

The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year salary plus $1,500 per month car allowance.  The agreement expires February 28, 2018.

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

Revenue Recognition

The Company had limited revenues during fiscal 2011 and 2012 while conducting its limited quality control evaluation of its ShopFast PC software.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with the Revenue Recognition topic of the FASB ASC 605, accounting for shipping and handling fees and costs.

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

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2012 and December 31, 2011.

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

December 31, 2012 and 2011

The OLB Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2013

The OLB Group, Inc.
 Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$8,883	$845

Total Current Assets	8,883	845

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	-	273,021
Internet domain	4,965	4,965

TOTAL ASSETS	$13,848	$278,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,483	$84,055
Accrued officer compensation	-	205,175

Total Current Liabilities	85,483	289,230

TOTAL LIABILITIES	85,483	289,230

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
10,178,312 and 7,155,548 shares issued and outstanding, respectively	1,018	715
Common stock receivable	-	(50,000)
Additional paid-in capital	13,641,273	12,968,956
Accumulated deficit	(13,713,926)	(12,930,070)

Total Stockholders’ Equity (Deficit)	(71,635)	(10,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,848	$278,831

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Net revenues	$130,508	$184,758

Cost of revenue	47,430	63,934

Gross margin	83,078	120,824

OPERATING EXPENSES:
Officers salary	275,000	275,000
General and administrative	204,257	166,182
Amortization expense	273,021	273,021
Total operating expenses	752,278	714,203

Loss from operations	(669,200)	(593,379)

OTHER INCOME (EXPENSE):

Interest expense	(42,747)	(20,025)
Gain on settlement of debt	5,609	-
Loss on derivative liability	-	(66,087)
Loss on settlement of debt	(77,518)	-
Total Other Income (Expense)	(114,656)	(86,112)

NET LOSS	$(783,856)	$(679,491)

BASIC LOSS PER SHARE	$(0.11)	$(0.10)

BASIC WEIGHTED AVERAGE SHARES	7,173,207	6,423,861

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2010	6,419,830	$642	$12,775,917	$-	$(12,250,579)	$525,980

Issuance of common stock to convert notes payable	402,385	40	60,318	-	-	60,358

Common stock for cash	333,333	33	49,967	(50,000)	-	-

Discount on Convertible Note	-	-	16,667	-	-	16,667

Loss on derivative liability	-	-	66,087	-	-	66,087

Net loss for the year ended December 31, 2011	-	-	-	-	(679,491)	(679,491)

Balance at December 31, 2011	7,155,548	715	12,968,956	(50,000)	(12,930,070)	(10,399)

Issuance of common stock to convert notes payable	689,053	69	180,808	-	-	180,877

Issuance of common stock for cash	166,666	17	24,983	50,000	-	75,000

Issuance of common stock to convert accrued salary to equity	2,167,045	217	433,193	-	-	433,410

Discount on Convertible Note	-	-	33,333	-	-	33,333

Net loss for the year ended December 31, 2012	-	-	-	-	(783,856)	(783,856)

Balance at December 31, 2012	10,178,312	$1,018	$13,641,273	$-	$(13,713,926)	$(71,635)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(783,856)	$(679,491)
Adjustments to reconcile net cash used in operating activities
Amortization of intangible assets	273,021	273,021
Debt discount	33,333	16,667
Gain on settlement of debt	(5,609)
Loss on settlement of debt	77,518
Loss on derivative liability	-	66,087
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	238,631	263,653

Net Cash Used in Operating Activities	(166,962)	(60,063)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	75,000	-
Proceeds from convertible notes	100,000	57,000

Net Cash Provided by Financing Activities	175,000	57,000

NET CHANGE IN CASH	8,038	(3,063)

CASH – BEGINNING OF YEAR	845	3,908

CASH – END OF YEAR	$8,883	$845

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of debt	$103,358	$60,358
Stock issued in conversion of accrued salary	$433,410	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 - BACKGROUND

The company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, The Company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In September 2011 Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1-comparing the FV to the carrying amount, and if impaired, then step 2-calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2012 and December 31, 2011.

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

Net Loss per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2012 and 2011.

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

The following table summarizes the Company’s carrying amount of intangible assets as of December 31,

Amortizable Intangible Assets	2012	2011
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(273,021)
Net Intangible Assets	$-	$273,021

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the years ended December 31, 2012 and 2011 was $273,021 and $ 273,021, respectively.

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2012 and 2011.

There were no options outstanding at December 31, 2012 or December 31, 2011.

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

On December 27, 2012, the Company issued 166,666 shares of common stock for $25,000 cash. Shares were issued at $0.15 per share.

On December 27, 2012, the Company issued 689,053 shares of common stock in conversion of $100,000 of principle and $3,358 of accrued interest on notes payable. Shares were issued at $0.15; however, as set forth in the conversion terms included in the note agreement the shares were to be converted at a 25% discount of the closing price on the day of conversion, which was $0.35. As a result of converting the shares for the lesser value the Company recorded a loss on settlement of debt of $77,518. The loss was charged to additional paid in capital.

On December 27, 2012, the Company issued 2,167,045 shares of common stock to its CEO in conversion of $433,410 of accrued salary. Shares were issued at $0.15.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company entered into a $7,000 note payable and a $50,000 convertible note payable with a stockholder. See note 7 for discussion of the terms of these notes.

On December 27, 2012, the Company issued 2,167,045 shares of common stock to its CEO in conversion of $433,410 of accrued salary. Shares were issued at $0.15.

During the year ended December 31, 2012, the Company borrowed $100,000 from a stockholder, the full amount of which was converted to common stock on December 27, 2012. See note 7 for discussion of the terms of these notes.

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

On June 10, 2012, the Company issued a $25,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $8,333 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. On December 27, 2012 the note was converted in full and the remainder of the unamortized debt discount was charged to interest expense.

On July 30, 2012, the Company issued a $25,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $8,333 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. On December 27, 2012 the note was converted in full and the remainder of the unamortized debt discount was charged to interest expense.

On September 14, 2012, the Company issued a $50,000 convertible note to a stockholder. The note was issued with interest at 10% per annum, due within one year and converts at a discount of 25% of the closing bid for the Company’s common stock on the date of conversion. As required by ASC 470-20 the Company recorded a debt discount in the amount of $16,667 based on the discount to market available at the time the note was issued. The discount is to be amortized over the life of the loan to interest expense. On December 27, 2012 the note was converted in full and the remainder of the unamortized debt discount was charged to interest expense.

All notes converted on December 27, 2012, were converted at $0.15 per share as determined by management; however, per the terms of the convertible notes conversions were to be at a discount of 25% which on the date of conversion was $0.26. The Company issued 689,053 shares of common stock and recognized a loss of $77,518.

NOTE 8 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2012 and December 31, 2011 and changes during the periods is presented below:

	Warrant	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2011	665,842	$8.00	$8.00

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	665,842	-	-

Outstanding, December 31, 2012	-	$-	$-

Exercisable, December 31, 2012	-	$-	$-

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

Net deferred tax assets consist of the following components as of December 31:

	2012	2011

Deferred tax assets:
NOL carryover	$1,371,000	$1,187,800
Related party accrual	-	102,600
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,371,000)	(1,290,400)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book income (loss)	$(392,300)	$(339,700)
Meals and entertainment	4,800	8,200
Non-deductible amortization of intangible assets	136,500	136,500
Stock issued for accrued officer salary	182,400	-
Related party accrual	(102,600)	102,600
Loss on derivative liability	-	33,000
Valuation allowance	171,200	59,400
	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $2,742,000 that maybe offset against future taxable income from the year 2012 through 2031.  No tax benefit has been reported in the December 31, 2012 or December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

NOTE 10 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $13,713,923 and a working capital deficit of $76,600, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Subsequent to December 31, 2012 the Company issued 166,666 shares of common stock in exchange for $25,000.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

      Directors and Executive Officers

      The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	53	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2012 and 2011.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2012	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President and Interim CFO	2011	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000

(1) Accrued but not paid and converted to stock on a quarterly or annual basis.
(2) Car allowance

 Employment Agreements

On December 27, 2012 the company extended the employment agreement with its founder and president for another 5 years to to February 28, 2018. The agreement provides for an annual salary of $275,000 fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the company and 2 weeks paid vacation) and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

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

The following table sets forth, as of December 31, 2012, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2012, 10,178,312 shares of our common stock were outstanding.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Ronny Yakov c/o 1120 Avenue of the Americas, 4th flr New York, NY 10036	6,127,334	60%	60%
All members and officers as a group (1 member)	6,129,834	60%	60%

1)
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

On December 27, 2012, the Company issued 2,167,045 shares of common stock to its CEO in conversion of $433,410 of accrued salary. Shares were issued at $0.20.

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

Audit Fees

Audit fees billed to the Company by HJ & Associates, LLC for its audit of the Company’s financial statements included in this Form 10-K, and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission for 2012 and 2011 totaled $20,000 and $22,000, respectively.

Tax Fees

Tax fees billed to the Company by HJ & Associates, LLC for its tax returns for the years ended December 31, 2012 and 2011 were $971 and $734, respectively.

Other

No other fees were billed to the Company by HJ & Associates, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2012 and 2011.

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

Lack of Committees

Our company has no standing nominating and compensation committees of our board of directors or committees performing similar functions. We currently lack an audit committee of our board of directors. We are currently seeking to nominate and appoint to the board two independent directors and to form an audit committee consisting of the two independent directors. It is our goal that at least, one of the two independent directors would be deemed a “financial expert” within the meaning of Sarbanes-Oxley Act of 2002, as amended. An “independent director” is defined in Rule 4200(a)(14) of the NASDAQ’s listing standards to mean a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

●	A director who is employed by the company or any of its affiliates for the current year or any of the past three years;

●
A director who accepts any compensation from the company or any of its affiliates in excess of $60,000 during the previous fiscal year other than compensation for Board service, benefits under a tax qualified retirement plan, or non discretionary compensation;

●
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

●
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

●	A director who is employed as an executive of another entity where any of the Company’s executives serve on that entity’s compensation committee.

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

●	annually reviewing and reassessing the adequacy of the committee’s formal charter;

●	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

●
reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●
being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

●	reviewing the independence of the independent auditors;

●
reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

●	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and annually reviewing and reassessing the adequacy of the committee’s formal charter;

●	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

•
reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●
being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work; and

●	all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

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

Date: March 29, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 29, 2013
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)