Form 10-Q
period 2012-04-30
OLB GROUP, INC.
filed 2013-07-19
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013 the Company had outstanding 10,511,644 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2013 and December 31, 2012

The OLB Group, Inc.

TABLE OF CONTENTS

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	5

Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

The OLB Group, Inc.
 Balance Sheets

ASSETS	June 30, 2013 (unaudited)	December 31, 2012
CURRENT ASSETS

Cash	$8,471	$8,883

Total Current Assets	8,471	8,883

OTHER ASSETS

Property and equipment, net	-	-
Intangible assets, net	-	-
Internet domain	4,965	4,965

TOTAL ASSETS	$13,436	$213,848

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$78,693	$85,483
Note payable - related party	25,000	-
Accrued officer compensation	107,089	-

Total Current Liabilities	210,782	85,483

TOTAL LIABILITIES	210,782	85,483

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
10,511,644 and 10,178,312 shares issued and outstanding, respectively	1,053	1,018
Additional paid-in capital	13,691,238	13,641,273
Accumulated deficit	(13,889,637)	(13,713,926)

Total Stockholders’ Equity (Deficit)	(197,346)	(71,635)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	13,346	213,848

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
 Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$50,641	$67,209	$28,233	$38,628

Cost of sales	20,707	26,015	10,353	11,430

Gross margin	29,934	41,194	17,880	27,198

OPERATING EXPENSES
Officer’s compensation	137,500	137,500	68,750	68,750
Amortization expense	-	136,136	-	68,068
General & administrative expenses	65,073	66,485	35,295	35,385
Total operating expenses	202,573	340,121	104,045	172,203

Loss from operations	(172,639)	(298,927)	(86,165)	(145,005)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	5,609	-	-
Interest expense	(3,072)	(712)	(1,858)	(712)

Total other income (expense)	(3,072)	4,897	(1,858)	(712)

NET LOSS	$(175,711)	$(294,030)	$(88,023)	$(145,717)

BASIC LOSS PER SHARE	$(0.02)	$(0.04)	$(0.01)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES	10,360,632	7,155,548	10,484,172	7,155,548

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(175,711)	$(294,030)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Amortization of intangible assets	-	136,136
Interest expense from amortization of debt discount	-	548

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	100,299	81,450

Net Cash Used by Operating Activities	(75,412)	(75,896)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	-	51
Proceeds from the sale of common stock	50,000	50,000
Proceeds from related party loans payable	25,000	25,000

Net Cash Provided by Financing Activities	75,000	75,051

NET CHANGE IN CASH	(412)	(845)

CASH – BEGINNING OF PERIOD	8,883	845

CASH – END OF PERIOD	$8,471	$-

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Notes to the Financial Statements
June 30, 2013
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2013 and December 31, 2012.

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

There were no potentially dilutive shares outstanding as of June 30, 2013 and 2012.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of June 30, 2013 and December 31, 2012.

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

The following table summarizes the Company’s carrying amount of intangible assets as of,

Amortizable Intangible Assets	June 30, 2012	December 31, 2012
Customer and Product Information	$390,030	$390,030
Trademarks, domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(546,042)
Net Intangible Assets	$-	$-

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the six months ended June 30, 2013 and for the year ended December 31, 2012 was $0 and $273,021, respectively.

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

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at June 30, 2013 and December 31, 2012.

There were no options outstanding at June 30, 2013 and December 31, 2012.

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

On April 16, 2013, the Company issued 166,666 shares of common stock for $25,000 cash. Shares were issued at $0.15 per share.

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

During the quarter ended June 30, 2013, the Company borrowed $25,000 from a stockholder. The note bears interest at 10% per annum and is due within one year.

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

NOTE 8 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $13,889,637 and a working capital deficit of $202,311, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 9 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

REVENUE

Revenue from operations for the three months ended June 30, 2013 decreased $10,395 or 27%, to $28,233 from $38,628 for the three months ended June 30, 2012. The decrease is mainly attributed to a decrease in revenue from the insurance program due to a combination of fewer subscribers and lower premiums.

GROSS PROFIT

Gross margin from operations for the three months ended June 30, 2013 decreased $9,318 to $17,880 from $27,198 for the three months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by only $90 over the prior period as the Company attempted to limit its expenditures while developing new revenue sources.

NET LOSS

Net loss decreased by $57,694 to $88,023 from $145,717 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The decrease is a direct result in having no amortization expense to record.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX  MONTHS ENDED JUNE 30, 2012

REVENUE

Revenue from operations for the six months ended June 30, 2013 decreased $16,568 or 25%, to $50,641 from $67,209 for the six months ended June 30, 2012. The decrease is mainly attributed to a decrease in revenue from the insurance program due to a combination of fewer subscribers and lower premiums.

GROSS PROFIT

Gross margin from operations for the six months ended June 30, 2013 decreased $11,260 to $29,934 from $41,194 for the six months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by only $1,412 over the prior period as the Company attempted to limit its expenditures while developing new revenue sources.

NET LOSS

Net loss decreased by $118,319 to $175,711 from $294,030 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease is a direct result in having no amortization expense to record.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2013, the Company used $75,412 of cash for operating activities and received $75,000 from financing activities.

The financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern through December 31, 2013. Our independent registered public accounting firm has issued their report on the December 31, 2012 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2013 and December 31, 2012.

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

On April 16, 2013, the Company issued 166,666 shares of common stock for $25,000 cash. Shares were issued at $0.15 per share.

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

	By:	/s/ Ronny Yakov
Date: July 19, 2013	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)