Form 10-K
period 2013-12-31
OLB GROUP, INC.
filed 2014-03-28
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number 000-52994

THE OLB GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4188568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Park Avenue, Suite 1700, New York, NY 10166
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (212) 278-0900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark if whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $3,945,879 based on 4,384,310 non affiliate shares outstanding at $0.90 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2013, there were 11,300,434 shares of the issuer’s common stock outstanding.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 11,300,434 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

Our Business

The OLB Group is an OMNI Channel, eCommerce company based in New York City which utilizes multiple offshore development teams. Our product is ShopFast, which is an offering suite of software products for small retailers. As a cloud-based solution, the Company offers a new mobile commerce SaaS service within their existing framework. Utilizing the cloud provides a turnkey solution to small retailers, merchant acquiring banks, and white label solutions for ISOs; looking for a one-stop, unified solution to their eCommerce, mCommerce, marketing, Point-of-Sale, and inventory management needs. This cloud-based solution manages data located in physical stores, online stores and offices providing real-time dashboards with relevant information. We have developed the software product ShopFast-POS.

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

In connection with any such acquisition, the company anticipates that it will acquire such target by paying Company stock or a combination of stock and cash. In the event that a cash component is included, the company anticipates that it will have to finance the cash portion of the purchase price. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

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

Employees

As of December 31, 2013, we had one full time employee, Ronny Yakov, our chief executive officer. The company utilizes outside contractors as needed for other business needs. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2018.

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

In 2012 and 2013, we incurred operating losses. The Company anticipates that it will continue to incur losses for some time. The Company’s continued existence is dependent on its ability to generate additional revenues and on obtaining additional financing from its stockholders and external sources. Accordingly, there can be no assurance that the Company will succeed in executing its plans and have all the financing necessary for its operations.

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

We expect to increase our sales and marketing expenses, research and development expenses and general and administrative expenses, and we cannot be certain that our revenues will grow at a rate sufficient to cover these costs, if at all. Accordingly, we may be unable to operate profitably, even if we develop operations and generate revenues. The Company expects, based on prior experience that the Company may have a negative cash flow for the first six to nine months after it commences marketing efforts, but there can be no assurance that prior experience will be correct and that such period may not be longer or shorter. We will be dependent on a limited number of suppliers, and we currently have only one Supplier agreement and arrangement.

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

There type of agreements customarily impose a high rate of interest for failure to pay invoices timely (18% for B&T), provide no right to maintain an open account balance with the supplier, do not guarantee that products covered by the contract will always be in stock, and prices will be subject to change with little or no notice.

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

Our ability to successfully receive and fulfill orders and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems linking us to our suppliers who are responsible for fulfilling such orders. We depend on such systems for receiving orders for the products included in our OLB Database and communicating with our suppliers, clients, and customers of our clients. We depend on our computer hardware systems throughout processing of an order and the related payments, and the failure of such systems will have an adverse effect on our ability to process an order efficiently.

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

Possible partnering with a third party for advertising and marketing, since we have limited financial resources, could have a material adverse effect on our potential revenues.

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 4,459,310 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

We currently share office space at 200 Park Avenue, Suite 1700, New York, NY and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. During the past 12 months we have paid a high of $400 per month and a low of $140 per month. We have the right to expand or minimize our use of the lease space in accordance with our needs.

The Company believes the facilities occupied are adequate for the purposes for which they are currently used and are well maintained.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings and are not aware of any pending or threatened proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2013.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted over-the-counter on the Bulletin Board under the symbol "OLBG."

Year	Quarter	High	Low
2012	March 30	$0.51	$0.20
2012	June 30	$0.35	$0.30
2012	September 30	$0.35	$0.35
2012	December 31	$0.35	$0.35
2013	March 28	$0.50	$0.50
2013	June 28	$0.90	$0.25
2013	September 30	$0.90	$0.90
2013	December 31	$0.60	$0.60

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 4,459,310 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The Company has no outstanding preferred stock or options.

At December 31, 2013 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On February 28, 2013, 166,666 shares of common stock were issued for total cash proceeds of $25,000.

On April 16, 2013, 166,666 shares of common stock were issued for total cash proceeds of $25,000.

On July 10, 2013, 75,000 shares of common stock were issued for total cash proceeds of $25,000.

On December 31, 2013, 713,790 shares of common stock were issued for conversion of $214,137 of accrued officer compensation.

Item 6.	Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

For the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

REVENUE

Revenue from operations for the year ended December 31, 2013 decreased $26,713 or 21% to $103,795 from $130,508 for the year ended December 31, 2012. The decrease is mainly attributed to a decline in the company's fees for the sale of health-related discount benefit plans as earned as part of the ShopFast program.

GROSS PROFIT

Gross profit from operations for the year ended December 31, 2013 decreased $17,391 to $65,687 from $83,078 for the year ended December 31, 2012, a change in the gross margin of 64% in 2012 to 63% in 2013. The decrease is considered consistent with the decrease in revenue and cost of revenue.

OFFICER COMPENSATION

Officer compensation expense increased by $214,137 or 78% to $489,137 from $275,000 for the year ended December 31, 2012. The increase is a result of stock that was issued for conversion of accrued compensation. On December 31, 2013, the CEO converted $214,137 of accrued compensation to 713,790 shares of common stock. The conversion price was $0.30, which due to the limited trading of the Company’s stock is a more accurate reflection of the value of the stock. However, the closing price on that day was $0.60. The difference of the value of the stock of $214,137 was booked as additional compensation expense and to additional paid in capital.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased by $67,751 or 33% to $136,506 from $204,257 for the year ended December 31, 2012. A significant part of the increase in G&A expense is the result of decreased expenditures on software development and travel expense.

NET LOSS

The net loss decreased by $231,740 from a loss of $783,856 for the year ended December 31, 2012, to a loss of $552,116 for the year ended December 31, 2013.  Total other expenses decreased from $114,656 for the year ended December 31, 2012 to $7,840 for the year ended December 31, 2013. In the current year the Company recorded a $16,110 gain on forgiveness of debt for certain accounts payable. The decrease in general and administrative expense as well as the elimination of amortization expense all contributed to the overall decrease in net loss.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2013, the Company used $131,064 of cash for operating activities, as compared to $166,962 cash used through the year ended December 31, 2012. The decrease in the use of cash for operating activities was largely due to the decreased expenditures for software development and travel expense.

Cash provided from financing activities during the year ended December 31, 2013 was $125,000 as compared to $175,000 through fiscal year ended December 31, 2012.

Our financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern through December 31, 2014. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PLAN OF OPERATION

We are engaged in developing ecommerce software. Our plan of operation within the next twelve months is to utilize our cash balances to continue research and development of our software and to commence marketing of our software.  We believe that our current cash and investment balances will not be sufficient to support development activity and general and administrative expenses for the next twelve months. Management estimates that it will require additional cash resources during 2014, based upon its current operating plan and condition. We will be investigating additional financing alternatives, including equity and/or debt financing. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease the development of our products.

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

Revenue Recognition

The Company had limited revenues during fiscal 2012 and 2013 while conducting its limited quality control evaluation of its ShopFast PC software.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with the Revenue Recognition topic of the FASB ASC 605, accounting for shipping and handling fees and costs.

The Company also recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

Income Taxes

In accordance with the Income Tax topic of the FASB ASC 740, detailed guidance is provided for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold. During the year ended December 31, 2013, we recognized no adjustments for uncertain tax benefits.

We recognize interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2013.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. Our deferred tax assets were fully reserved at December 31, 2013 and December 31, 2012.

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

December 31, 2013 and 2012

The OLB Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2012 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2012 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2014

The OLB Group, Inc.
Balance Sheets

	December 31,	December 31,
ASSETS	2013	2012
CURRENT ASSETS

Cash	$2,819	$8,883

Total Current Assets	2,819	8,883

OTHER ASSETS

Intangible assets, net	-	-
Internet domain	4,965	4,965

TOTAL ASSETS	$7,784	$13,848

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$78,260	$85,483
Notes payable	50,000	-

Total Current Liabilities	128,260	85,483

TOTAL LIABILITIES	128,260	85,483

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
11,300,434 and 10,178,312 shares issued and outstanding, respectively	1,130	1,018
Additional paid-in capital	14,144,436	13,641,273
Accumulated deficit	(14,266,042)	(13,713,926)

Total Stockholders’ Equity (Deficit)	(120,476)	(71,635)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,784	$13,848

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

Net revenues	$103,795	$130,508

Cost of revenue	38,108	47,430

Gross margin	65,687	83,078

OPERATING EXPENSES:
Officer compensation	489,137	275,000
General and administrative	136,506	204,257
Amortization expense	-	273,021
Total operating expenses	625,643	752,278

Loss from operations	(559,956)	(669,200)

OTHER INCOME (EXPENSE):

Interest expense	(8,270)	(42,747)
Gain on settlement of debt	-	5,609
Gain on forgiveness of debt	16,110	-
Loss on settlement of debt	-	(77,518)
Total Other Income (Expense)	(7,840)	(114,656)

NET LOSS	$(552,116)	$(783,856)

BASIC LOSS PER SHARE	$(0.05)	$(0.11)

BASIC WEIGHTED AVERAGE SHARES	10,475,129	7,173,207

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2011	7,155,548	$715	$12,968,956	$(50,000)	$(12,930,070)	$(10,399)

Issuance of common stock to convert notes payable	689,053	69	180,808	-	-	180,877

Issuance of common stock for cash	166,666	17	24,983	50,000	-	75,000

Issuance of common stock to convert accrued salary to equity	2,167,045	217	433,193	-	-	433,410

Discount on Convertible Note	-	-	33,333	-	-	33,333

Net loss for the year ended December 31, 2012	-	-	-	-	(783,856)	(783,856)

Balance at December 31, 2012	10,178,312	1,018	$13,641,273	-	(13,713,926)	(71,635)

Issuance of common stock for cash	408,332	41	74,959	-	-	75,000

Issuance of common stock to convert accrued salary to equity	713,790	71	428,204	-	-	428,275

Net loss for the year ended December 31, 2013	-	-	-	-	(552,116)	(552,116)

Balance at December 31, 2013	11,300,434	$1,130	$14,144,436	$-	$(14,266,042)	$(120,476)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(552,116)	$(783,856)
Adjustments to reconcile net cash used in operating activities
Amortization of intangible assets	-	273,021
Debt discount	-	33,333
Loss on settlement of debt	-	77,518
Compensation expense	214,138	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expense	206,914	233,022

Net Cash Used in Operating Activities	(131,064)	(166,962)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	75,000	75,000
Proceeds from notes payable	50,000	100,000

Net Cash Provided by Financing Activities	125,000	175,000

NET CHANGE IN CASH	(6,064)	8,038

CASH – BEGINNING OF YEAR	8,883	845

CASH – END OF YEAR	$2,819	$8,883

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Stock issued in conversion of debt	$-	$103,358
Stock issued in conversion of accrued salary	$428,275	$433,410

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 1 - HISTORY OF OPERATIONS

The OLB Group is an OMNI Channel, eCommerce company based in New York City which utilizes multiple offshore development teams. Our product is titled ShopFast, which is an offering suite of software products for small retailers. As a cloud-based solution, the Company offers a new mobile commerce SaaS service within their existing framework. Utilizing the cloud provides a turnkey solution to small retailers, merchant acquiring banks, and white label solutions for ISOs; looking for a one-stop, unified solution to their eCommerce, mCommerce, marketing, Point-of-Sale, and inventory management needs. This cloud-based solution manages data located in physical stores, online stores and offices providing real-time dashboards with relevant information.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2013 and December 31, 2012.

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

There were no potentially dilutive shares outstanding as of December 31, 2013 and 2012.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2013 and 2012.

•	Level 1: None
•	Level 2: None
•	Level 3: None

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

The following table summarizes the Company’s carrying amount of intangible assets as of December 31,

	2013	2012
Amortizable Intangible Assets
Customer and Product Information	$390,030	$390,030
Trademarks, Domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(546,042)
Net Intangible Assets	$-	$-

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. Amortization expense for the years ended December 31, 2013 and 2012 was $0 and $ 273,021, respectively.

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

On December 31, 2013, the CEO converted $214,137 of accrued compensation to 713,790 shares of common stock. The conversion price was $0.30, which due to the limited trading of the Company’s stock is a more accurate reflection of the value of the stock. However, the closing price on that day was $0.60. The difference of the value of the stock of $214,137 was booked as additional compensation expense and to additional paid in capital.

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

On December 31, 2013, the CEO converted $214,137 of accrued compensation to 713,790 shares of common stock. The conversion price was $0.30, which due to the limited trading of the Company’s stock is a more accurate reflection of the value of the stock. However, the closing price on that day was $0.60. The difference of the value of the stock of $214,137 was booked as additional compensation expense and to additional paid in capital.

During the year ended December 31, 2013, the company owed a majority shareholder $50,000 in notes payable. The notes accrue interest at 10% and are due within one year. As of December 31, 2013, total accrued interest on the notes was $1,705.

NOTE 6 - CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

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

NOTE 7 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2013 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2012	-	$-

Issued	75,000	1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2013	75,000	$1.00

Exercisable, December 31, 2013	75,000	$1.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2013	Weighted Average Exercise Price

$1.00	75,000	1.50	$1.00	75,000	$1.00

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

Net deferred tax assets consist of the following components as of December 31:

	2013	2012

Deferred tax assets:
NOL carryover	$1,371,300	$1,371,000
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,371,300)	(1,371,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book income (loss)	$(276,100)	$(392,300)
Meals and entertainment	3,600	4,800
Non-deductible amortization of intangible assets	-	136,500
Stock issued for accrued officer salary	214,500	182,400
Related party accrual	-	(102,600)
Valuation allowance	58,000	171,200
	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $2,743,000 that maybe offset against future taxable income from the year 2013 through 2032.  No tax benefit has been reported in the December 31, 2013 or December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

NOTE 9 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,266,042 and a working capital deficit of $125,441, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Subsequent to December 31, 2013 the Company borrowed an additional $25,000 from a major shareholder.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	54	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.   A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company.

Item 11.	Executive Compensation

The following summary compensation table sets forth the aggregate compensation we paid or accrued to our Chief Executive Officer during the fiscal years ended December 31, 2013 and 2012.  No other officer received compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2013	$275,000	$0	$0	$0	$213,147	$0	$18,000	$506,147
President and Interim CFO	2012	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000

(1) Accrued but not paid and converted to stock on a quarterly or annual basis.
(2) Car allowance
(3) Additional compensation expense due to conversion price of $0.30 per share.

Employment Agreements

On December 27, 2012 the company extended the employment agreement with its founder and president for another 5 years to February 28, 2018. The agreement provides for an annual salary of $275,000 fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the company and 2 weeks paid vacation) and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

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

The following table sets forth, as of December 31, 2013, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2013, 11,300,434 shares of our common stock were outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Ownership (1)(2)

Ronny Yakov, Chief Executive Officer , Director	6,841,124	61%
All directors and officers as a group (1 person)	6,841,124	61%
John Herzog	1,924,769	17%
Non Director and Non Officer as a Group (1 person)	1,924,769	17%

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

On December 31, 2013, the Company issued 713,790 shares of common stock to its CEO in conversion of $214,137 of accrued compensation. The stock was issued at $0.30, resulting in additional compensation expense of $214,137.

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

Audit Fees

Audit fees billed to the Company by HJ & Associates, LLC for its audit of the Company’s financial statements included in this Form 10-K, and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, filed with the Securities and Exchange Commission for 2013 and 2012 totaled $14,900 and $20,000, respectively.

Tax Fees

Tax fees billed to the Company by HJ & Associates, LLC for its tax returns for the years ended December 31, 2013 and 2012 were $900 and $971, respectively.

Other

No other fees were billed to the Company by HJ & Associates, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2013 and 2012.

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

We can provide no assurances that our board’s efforts to select two persons to serve as independent directors and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

Item 15.	Exhibits

Exhibit
Number	Description
2.1	Certificate of Incorporation (1)
2.2	Bylaws (1)
2.3	Certificate of Merger between The OLB Group, Inc. and OLB.com (On-Line Business) (1)
3.1	Common Stock Certificate(1)
3.2	Warrant Agreement, issued by The OLB Group, Inc. to Ronny Yakov (1)
8.1	Legal opinion respecting write off of certain debts (1)
10.1	Employment Agreement effective March 1, 2004 between The OLB Group, Inc. and Ronny Yakov (1)
10.2	Fulfillment and Distribution Agreement, dated January 19, 2006, between the OLB Group, Inc. and Baker & Taylor Fulfillment, Inc. (1)
10.3	Settlement and Merger Agreement dated as September 27, 2004, between OLB.com (on-Line Business) and MetaSource Group, Inc. (1)
14.1	Code of Ethics and Code of Conduct (2)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer and Interim Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer and Interim Chief Financial Officer *
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2013 *

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

Date: March 28, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 28, 2014
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)