Form 10-Q
period 2014-03-31
OLB GROUP, INC.
filed 2014-05-12
CIK 1314196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2014 and December 31, 2013

TABLE OF CONTENTS

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	5

Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

The OLB Group, Inc. Balance Sheets
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,254	2,819
Accounts receivable	25,000	-

Total Current Assets	34,254	2,819

OTHER ASSETS

Intangible assets, net	-	-
Internet domain	4,965	4,965

TOTAL ASSETS	$39,219	7,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,320	78,260
Note payable - related party	75,000	50,000
Accrued officer compensation	52,095	-

Total Current Liabilities	205,415	128,260

TOTAL LIABILITIES	205,415	128,260

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,144,436	14,144,436
Accumulated deficit	(14,311,762)	(14,266,042)

Total Stockholders’ Equity (Deficit)	(166,196)	(120,476)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,219	7,784

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Operations (Unaudited)
	For the Three Months Ended
	March 31,
	2014	2013

Revenue
Insurance program	$25,596	$22,408
Licensing	50,000	-
Net revenue	75,596	22,408

Cost of revenue	8,598	10,354

Gross margin	66,998	12,054

OPERATING EXPENSES:
Officers salary	68,750	68,750
General and administrative	41,005	29,778
Total operating expenses	109,755	98,528

Loss from operations	(42,757)	(86,474)

OTHER INCOME (EXPENSE):

Interest expense	(2,963)	(1,214)
Total Other Income (Expense)	(2,963)	(1,214)

NET LOSS	$(45,720)	$(87,688)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	11,300,434	10,237,571

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,720)	$(87,688)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:

Changes in assets and liabilities:
Increase in accounts receivable	(25,000)	-
Increase in accounts payable and accrued expenses	52,155	55,042

Net Cash Used by Operating Activities	(18,565)	(32,646)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	25,000
Proceeds from related party notes payable	25,000	-

Net Cash Provided by Financing Activities	25,000	25,000

NET CHANGE IN CASH	6,435	(7,646)

CASH – BEGINNING OF PERIOD	2,819	8,883

CASH – END OF PERIOD	$9,254	$1,237

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.
Notes to the Financial Statements
March 31, 2014
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2014 and December 31, 2013.

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

The Company recognizes revenue on its Omni Commerce Solution licensing when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured.

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

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly.

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

There were no potentially dilutive shares outstanding as of March 31, 2014 and 2013.

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

The following table summarizes the Company’s carrying amount of intangible assets as of March 31, 2014 and December 31, 2013:

Amortizable Intangible Assets	March 31, 2014	December 31, 2013
Customer and Product Information	$390,030	$390,030
Trademarks, domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(546,042)
Net Intangible Assets	$-	$-

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. As of December 31, 2012 all intangible assets have been fully amortized.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at March 31, 2014 and December 31, 2013.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2014, the Company borrowed an additional $25,000 from the same majority shareholder. The note accrues interest at 10% and is due within one year. As of March 31, 2014, the Company owed the shareholder a total of $75,000 in principle and $3,274 of accrued interest.

NOTE 6 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,311,762 and a working capital deficit of $171,161, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 7 – SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

REVENUE

Revenue from operations for the three months ended March 31, 2014 increased $53,188 to $75,596 from $22,408 for the three months ended March 31, 2013. During the first quarter ended March 31, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the company recognized $50,000 for set up and implementations fees.

GROSS PROFIT

Gross margin from operations for the three months ended March 31, 2014 increased $54,944 to $66,998 from $12,054 for the three months ended March 31, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $11,227 or 38%, to $41,005 from $29,778 over the prior period. A majority of the increase is a result of increased travel and trade show expense and an increase in expense for website development.

NET LOSS

Net loss decreased by $41,968 to $45,720 from $87,688 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is a result of the new licensing agreement revenue.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2014, the Company used $18,565 of cash for operating activities and received $25,000 from financing activities.

The financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern through December 31, 2014. Our independent registered public accounting firm has issued their report on the December 31, 2013 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company recognizes revenue on its Omni Commerce Solution licensing when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2014 and December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2013, the Company issued 166,666 shares of common stock for $25,000 cash. Shares were issued at $0.15 per share.  Proceeds from the sale were used to fund general operating expenses.

On April 16, 2013, the Company issued 166,666 shares of common stock for $25,000 cash. Shares were issued at $0.15 per share.  Proceeds from the sale were used to fund general operating expenses.

On July 10, 2013, the Company issued 75,000 shares of common stock for $25,000 cash. Shares were issued at $0.33 per share.  Proceeds from the sale were used to fund general operating expenses.

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

Date: May 12, 2014	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)