Form 10-Q
period 2014-06-30
OLB GROUP, INC.
filed 2014-08-11
CIK 1314196

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2014 and December 31, 2013

3

TABLE OF CONTENTS

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	5

Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	6

Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

The OLB Group, Inc. Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,573	$2,819

Total Current Assets	5,573	2,819

OTHER ASSETS

Intangible assets, net	-	-
Internet domain	4,965	4,965

TOTAL ASSETS	$10,538	$7,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,115	$78,260
Notes payable - related party	105,000	50,000
Accrued officer compensation	104,509	-

Total Current Liabilities	279,624	128,260

TOTAL LIABILITIES	279,624	128,260

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,144,436	14,144,436
Accumulated deficit	(14,414,652)	(14,266,042)

Total Stockholders’ Equity (Deficit)	(269,086)	(120,476)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,538	$7,784

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Operations (Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013

Revenue
Insurance program	$38,614	$50,641	$13,018	$28,233
Licensing	50,000	-	-	-
Net revenue	88,614	50,641	13,018	28,233

Cost of sales	16,464	20,707	7,866	10,353

Gross margin	72,150	29,934	5,152	17,880

OPERATING EXPENSES
Officer’s compensation	137,500	137,500	68,750	68,750
General & administrative expenses	76,441	65,073	35,436	35,295
Total operating expenses	213,941	202,573	104,186	104,045

Loss from operations	(141,791)	(172,639)	(99,034)	(86,165)

OTHER INCOME (EXPENSE)
Interest expense	(6,819)	(3,072)	(3,856)	(1,858)

Total other income (expense)	(6,819)	(3,072)	(3,856)	(1,858)

NET LOSS	$(148,610)	$(175,711)	$(102,890)	$(88,023)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	11,300,434	10,360,632	11,300,434	10,484,172

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(148,610)	$(175,711)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	96,364	100,299

Net Cash Used by Operating Activities	(52,246)	(75,412)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	50,000
Proceeds from related party notes payable	55,000	25,000

Net Cash Provided by Financing Activities	55,000	75,000

NET CHANGE IN CASH	2,754	(412)

CASH – BEGINNING OF PERIOD	2,819	8,883

CASH – END OF PERIOD	$5,573	$8,471

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

June 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of June 30, 2014 and 2013.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

The following table summarizes the Company’s carrying amount of intangible assets as of June 30, 2014 and December 31, 2013:

Amortizable Intangible Assets	June 30, 2014	December 31, 2013
Customer and Product Information	$390,030	$390,030
Trademarks, domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(546,042)
Net Intangible Assets	$-	$-

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. As of December 31, 2012 all intangible assets had been fully amortized.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at June 30, 2014 and December 31, 2013.

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

During the six months ended June 30, 2014, the Company borrowed an additional $55,000 from the same majority shareholder. The notes accrues interest at 10% and are due within one year. As of June 30, 2014, the Company owed the shareholder a total of $105,000 in principle and $5,330 of accrued interest.

NOTE 6 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,414,652 and a working capital deficit of $274,051, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

REVENUE

Revenue from operations for the three months ended June 30, 2014 decreased $15,215 to $13,018 from $28,233 for the three months ended June 30, 2013. The decrease can be attributed to a decrease in the number of subscribers to our insurance program.

GROSS PROFIT

Gross margin from operations for the three months ended June 30, 2014 decreased $12,728 to $5,152 from $17,880 for the three months ended June 30, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased only $141, to $35,436 from $35,295 over the prior period. A majority of G&A expense consists of professional fees, travel expense and website development.

NET LOSS

Net loss increased by $14,867 to $102,890 from $88,023 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase is a result of the lower revenue while operating expenses stayed flat.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

REVENUE

Revenue from our insurance program for the six months ended June 30, 2014 decreased $12,027 to $38,614 from $50,641 for the six months ended June 30, 2013. The decrease can be attributed to a decrease in the number of subscribers to our insurance program.

During the six months ended June 30, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the company recognized $50,000 for set up and implementations fees.

GROSS PROFIT

Gross margin from operations for the six months ended June 30, 2014 increased $42,216 to $72,150 from $29,934 for the six months ended June 30, 2013. The increase in gross margin is a direct result of the licensing agreement revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $11,368, to $76,441 from $65,073 over the prior period. A majority of G&A expense consists of professional fees, travel expense and website development. A majority of the increase is a result of increased travel and trade show expense and an increase in expense for website development.

NET LOSS

Net loss decreased by $27,101 to $148,610 from $175,711 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease is a result of the revenue recognized from the software licensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2014, the Company used $52,246 of cash for operating activities and received $55,000 from financing activities.

During the six months ended June 30, 2014, the Company borrowed $55,000 from a majority shareholder. The notes accrues interest at 10% and are due within one year. As of June 30, 2014, the Company owed the shareholder a total of $105,000 in principle and $5,330 of accrued interest.

The financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern through December 31, 2014. Our independent registered public accounting firm has issued their report on the December 31, 2013 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2014 and December 31, 2013.

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

Date: August 8, 2014	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

