Form 10-Q
period 2014-09-30
OLB GROUP, INC.
filed 2014-11-04
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

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

As of November 3, 2014 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2014 and December 31, 2013

3

TABLE OF CONTENTS

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5

Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	7

Notes to the Financial Statements (unaudited)	8

The OLB Group, Inc. Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,575	$2,819

Total Current Assets	1,575	2,819

OTHER ASSETS

Intangible assets, net	-	-
Internet domain	4,965	4,965

TOTAL ASSETS	$6,540	$7,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,806	$78,260
Notes payable - related party	130,000	50,000
Accrued officer compensation	160,169	-

Total Current Liabilities	368,975	128,260

TOTAL LIABILITIES	368,975	128,260

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,144,436	14,144,436
Accumulated deficit	(14,508,001)	(14,266,042)

Total Stockholders’ Equity (Deficit)	(362,435)	(120,476)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,540	$7,784

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Operations (Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013

Revenue
Insurance program	$57,662	$74,752	$19,048	$24,111
Development	11,862	-	11,862	-
Licensing	50,000	-	-	-
Net revenue	119,524	74,752	30,910	24,111

Cost of sales	22,806	26,144	6,342	5,437

Gross margin	96,718	48,608	24,568	18,674

OPERATING EXPENSES
Officer’s compensation	206,250	206,250	68,750	68,750
General & administrative expenses	120,664	104,689	44,223	39,616
Total operating expenses	326,914	310,939	112,973	108,366

Loss from operations	(230,196)	(262,331)	(88,405)	(89,692)

OTHER INCOME (EXPENSE)
Interest expense	(11,763)	(5,469)	(4,944)	(2,397)

Total other income (expense)	(11,763)	(5,469)	(4,944)	(2,937)

NET LOSS	$(241,959)	$(267,800)	$(93,349)	$(92,089)

BASIC LOSS PER SHARE	$(0.02)	$(0.03)	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	11,300,434	10,434,935	11,300,434	10,579,307

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,959)	$(267,800)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	160,715	161,544

Net Cash Used by Operating Activities	(81,244)	(106,256)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	75,000
Proceeds from related party notes payable	80,000	25,000

Net Cash Provided by Financing Activities	80,000	100,000

NET CHANGE IN CASH	(1,244)	(6,256)

CASH – BEGINNING OF PERIOD	2,819	8,883

CASH – END OF PERIOD	$1,575	$2,627

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

September 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of September 30, 2014 and 2013.

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

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

The following table summarizes the Company’s carrying amount of intangible assets as of September 30, 2014 and December 31, 2013:

Amortizable Intangible Assets	September 30, 2014	December 31, 2013
Customer and Product Information	$390,030	$390,030
Trademarks, domain names, & other intangibles	91,007	91,007
Educational Resource	65,005	65,005
Total Intangible Assets	546,042	546,042
Less accumulated amortization	(546,042)	(546,042)
Net Intangible Assets	$-	$-

The amortizable intangible assets have useful lives not exceeding two years and a weighted average useful life of two years. As of December 31, 2012 all intangible assets had been fully amortized.

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at September 30, 2014 and December 31, 2013.

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

During the nine months ended September 30, 2014, the Company borrowed an additional $80,000 from the same majority shareholder. The notes accrues interest at 10% and are due within one year. As of September 30, 2014, the Company owed the shareholder a total of $130,000 in principal and $8,100 of accrued interest.

NOTE 6 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,508,001 and a working capital deficit of $367,400, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE

Revenue from operations for the three months ended September 30, 2014 increased $6,799 to $30,910 from $24,111 for the three months ended September 30, 2013. The increase can be attributed to additional revenue recognized from software development services that were provided.

GROSS PROFIT

Gross margin from operations for the three months ended September 30, 2014 increased $5,894 to $24,568 from $18,674 for the three months ended September 30, 2013. Gross margin increased due to the additional revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $4,607, to $44,223 from $39,616 over the prior period. A majority of G&A expense consists of professional fees, travel expense and website development costs.

NET LOSS

Net loss increased by $1,260 to $93,349 from $92,089 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE

Revenue from our insurance program for the nine months ended September 30, 2014 decreased $17,090 to $57,662 from $74,752 for the nine months ended September 30, 2013. The decrease can be attributed to a decrease in the number of subscribers to our insurance program.

During the nine months ended September 30, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the company recognized $50,000 for set up and implementations fees. In addition $11,862 was recognized from software development services that were provided.

GROSS MARGIN

Gross margin from operations for the nine months ended September 30, 2014 increased $48,110 to $96,718 from $48,608 for the nine months ended September 30, 2013. The increase in gross margin is a direct result of the licensing agreement revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $15,975, to $120,664 from $104,689 over the prior period. A majority of G&A expense consists of professional fees, travel expense and website development. A majority of the increase is a result of increased travel and trade show expense and an increase in expense for website development.

NET LOSS

Net loss decreased by $25,841 to $241,959 from $267,800 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease is a result of the revenue recognized from the software licensing agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2014, the Company used $81,244 of cash for operating activities and received $80,000 from financing activities.

During the nine months ended September 30, 2014, the Company borrowed $80,000 from a majority shareholder. The notes accrue interest at 10% and are due within one year. As of September 30, 2014, the Company owed the shareholder a total of $130,000 in principal and $8,100 of accrued interest.

The financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern through December 31, 2014. Our independent registered public accounting firm has issued their report on the December 31, 2013 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2014 and December 31, 2013.

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

Date: November 4, 2014	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

