Form 10-K
period 2014-12-31
OLB GROUP, INC.
filed 2015-03-23
CIK 1314196

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission file number 000-52994

THE OLB GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4188568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $2,534,541 based on 2,534,541 non affiliate shares outstanding at $1.00 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2015, there were 11,300,434 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Description of Business

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

Our Business

We currently offer monthly subscription packages which includes a health benefits package. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

We also provide ecommerce development and consulting services on a project by project basis.

Employees

As of December 31, 2014, we had one full time employee, Ronny Yakov, our chief executive officer. We utilize outside contractors as needed for other business needs. We have no employment contracts, other than with our chief executive officer. Our employees are not affiliated with a union or affected by labor contracts. We also engage consultants from time to time on an independent contractor basis. Mr. Yakov is currently serving as our Chief Financial Officer on an interim basis. The Company has signed a five year employment agreement with Ronny Yakov, its President and Interim Chief Financial Officer.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2018.

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

Regulation

At this time, there are no federal or state certifications or other regulatory requirements applicable to our products and we are not aware of any pending federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the sales and distribution of our products in the United States or elsewhere; however, our products and business practices may be subject to review by industry self-regulatory agencies and consumer affairs monitors. Actions resulting from such reviews could include, but not be limited to, cease and desist orders, fines and recalls.

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

Item 1A. Risk Factors

A smaller reporting company is not required to include this Item. For a disclosure of risks related to our business and operations, please see our Annual Report for the year ended December 1, 2013.

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

Item 3. Legal Proceedings

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OLBG” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	$0.65	$0.30
June 30, 2014	$1.00	$.60
September 30, 2014	$1.00	$.03
December 31, 2014	$1.00	$0.25

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
March 28, 2013	$0.50	$0.35
June 28, 2013	$1.01	$0.20
September 30, 2013	$0.90	$0.90
December 31, 2013	$0.90	$0.30

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

At December 31, 2014 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On February 28, 2013, 166,666 shares of common stock were issued to Herzog &Co. for total cash proceeds of $25,000. Proceeds were used for general operating expenses.

On April 16, 2013, 166,666 shares of common stock were issued Herzog &Co. for total cash proceeds of $25,000. Proceeds were used for general operating expenses.

On July 10, 2013, 75,000 shares of common stock were issued to Ralph Richard Land for total cash proceeds of $25,000. Proceeds were used for general operating expenses.

On December 31, 2013, 713,790 shares of common stock were issued to our CEO, Ronny Yakov, for conversion of $214,137 of accrued officer compensation.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

REVENUE

Revenue from our insurance program for the year ended December 31, 2014 decreased $24,444 to $74,626 from $99,070 for the year ended December 31, 2013. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

During the year ended December 31, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the Company recognized $50,000 for set up and implementations fees. In addition $11,862 was recognized from software development services that were provided.

GROSS MARGIN

Gross margin from operations for the year ended December 31, 2014 increased $40,886, or 62% to $106,573 from $65,687 for the year ended December 31, 2013. The increase in gross margin is a direct result of the licensing agreement revenue.

OFFICER COMPENSATION

Officer compensation expense decreased by $214,137 or 44% for the year ended December 31, 2014 to $275,000 from $489,137 for the year ended December 31, 2013. The decrease is a result of stock that was issued in the prior year for conversion of accrued compensation. On December 31, 2013, the CEO converted $214,137 of accrued compensation to 713,790 shares of common stock. The conversion price was $0.30, which due to the limited trading of the Company’s stock is a more accurate reflection of the value of the stock. However, the closing price on that day was $0.60. The difference of the value of the stock of $214,137 was booked as additional compensation expense and to additional paid in capital.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased $37,317, to $173,823 from $136,506 over the prior period. A majority of G&A expense consists of professional fees, travel expense and website development. A majority of the increase is a result of increased travel and trade show expense and an increase in expense for website development.

OTHER INCOME AND EXPENSE

Total other income and expense increased from other income of $7,840 for the year ended December 31, 2013 to other expense of $18,051 for the year ended December 31, 2014. In the prior year we had a gain on settlement of debt of $16,110. In the current year there was no gain recognized and interest expense increased $9,781.

NET LOSS

The net loss decreased by $191,815 from a loss of $552,116 for the year ended December 31, 2013, to a loss of $360,301 for the year ended December 31, 2014. This decrease can be attributed to the decrease in officer compensation.

Liquidity and Capital Resources

During the year ended December 31, 2014, the Company used $136,132 of cash for operating activities, as compared to $131,064 cash used through the year ended December 31, 2013.

Cash provided from financing activities during the year ended December 31, 2014 was $133,313 as compared to $125,000 for the year ended December 31, 2013.

Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern through December 31, 2015. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Revenue Recognition

We had limited revenue during fiscal 2014 and 2013 while conducting our limited quality control evaluation of our ShopFast PC software.  Revenues will be recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with the Revenue Recognition topic of the FASB ASC 605, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk.

We also recognized revenue from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

Income Taxes

We follow Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The OLB Group, Inc.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

The OLB Group, Inc.

9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The OLB Group, Inc.

New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

New York, New York

March 23, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors
The OLB Group, Inc.
New York, New York

We have audited the accompanying balance sheet of The OLB Group, Inc. as of December 31, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 28, 2014

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS

Cash	$-	$2,819

Total Current Assets	-	2,819

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$4,965	$7,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Cash overdraft	$313	$-
Accounts payable and accrued expenses	21,415	78,260
Notes payable – related party	-	50,000

Total Current Liabilities	21,728	128,260

TOTAL LIABILITIES	21,728	128,260

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,608,450	14,144,436
Accumulated deficit	(14,626,343)	(14,266,042)

Total Stockholders’ Deficit	(16,763)	(120,476)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,965	$7,784

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
REVENUE:
Insurance program	$74,626	$99,070
Development	11,862	4,725
Licensing	50,000	-
Net revenue	136,488	103,795

Cost of revenue	29,915	38,108

Gross margin	106,573	65,687

OPERATING EXPENSES:
Officer’s compensation	275,000	489,137
General & administrative expenses	173,823	136,506
Total operating expenses	448,823	625,643

Loss from operations	(342,250)	(559,956)

OTHER INCOME (EXPENSE):
Interest expense	(18,051)	(8,270)
Gain on settlement of debt	-	16,110
Total Other Income (Expense)	(18,051)	7,840

Loss before income taxes	(360,301)	(552,116)

Provision for income taxes	-	-

NET LOSS	$(360,301)	$(552,116)

BASIC LOSS PER SHARE	$(0.03)	$(0.05)

BASIC WEIGHTED AVERAGE SHARES	11,300,434	10,475,129

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Deficit

Years ended December 31, 2014 and 2013

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	10,178,312	$1,018	$13,641,273	$(13,713,926)	$(71,635)

Issuance of common stock for cash	408,332	41	74,959	-	75,000

Issuance of common stock to convert accrued salary to equity	713,790	71	428,204	-	428,275

Net loss for the year ended December 31, 2013	-	-	-	(552,116)	(552,116)

Balance at December 31, 2013	11,300,434	1,130	14,144,436	(14,266,042)	(120,476)

Extinguishment of Officer’s accrued compensation in exchange for intangible assets	-	-	213,495	-	213,495

Extinguishment of related party debt in exchange for intangible assets	-	-	195,183	-	195,183

Assumption of debt by the Officer	-	-	55,336	-	55,336

Net loss for the year ended December 31, 2014	-	-	-	(360,301)	(360,301)

Balance at December 31, 2014	11,300,434	$1,130	14,608,450	$(14,626,343)	$(16,763)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(360,301)	$(552,116)
Adjustments to reconcile net cash used in operating activities
Compensation expense		214,138
Changes in assets and liabilities:
Increase in accounts payable and accrued expense	224,169	206,914

Net Cash Used in Operating Activities	(136,132)	(131,064)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	313	-
Proceeds from the sale of common stock	-	75,000
Proceeds from notes payable – related party	133,000	50,000

Net Cash Provided by Financing Activities	133,313	125,000

NET CHANGE IN CASH	(2,819)	(6,064)

CASH – BEGINNING OF YEAR	2,819	8,883

CASH – END OF YEAR	$-	$2,819

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Exchange of accrued compensation for intangible assets	$213,495	$-
Exchange of related party debt for intangible assets	$195,183	$-
Assumption of debt by an officer	$55,336	$-
Stock issued in conversion of debt	$-	$-
Stock issued in conversion of accrued salary	$-	$428,275

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

As result of the merger, the Company acquired all of the assets of OLB.com, including its intellectual property assets. In connection with the merger, each of the former common and preferred stockholders of OLB.com received five shares of our common stock in exchange for each outstanding share of OLB.com

We currently offer monthly subscription packages which includes a health benefits package. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

We also provide ecommerce development and consulting services on a project by project basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control, and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly our financial condition, results of operations, and cash flows for the respective periods being presented.

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables.  The Company maintains cash with various major financial institutions.  The Company performs periodic evaluations of the relative credit standing of these institutions.  To reduce risk, the Company performs credit evaluations of its customers and maintains reserves for potential credit losses.

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

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net Loss per Share

Net income (loss) per common share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 75,000 warrants for the years ended December 31, 2014 and 2013.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2014 and 2013.

●	Level 1: None
●	Level 2: None
●	Level 3: None

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - INTANGIBLE ASSETS

On June 17, 2010 the Company completed an asset purchase agreement with Retailer Networks, Inc. (RNI). Pursuant to the terms of that agreement the Company purchased a number of intangible assets from RNI, including, but not limited to, customer information, trademarks, domain names, and educational resources for e-commerce.

On December 23, 2014, the Board of Directors approved the exchange of all intangible assets in satisfaction of certain outstanding liabilities of the Company. All intangible assets were fully amortized in 2012. The transfer of these assets had no impact on the financial statements.

The following table summarizes the Company’s carrying amount of intangible assets as of December 31,

Amortizable Intangible Assets	2014	2013
Customer and Product Information	$-	$390,030
Trademarks, Domain names, & other intangibles	-	91,007
Educational Resource	-	65,005
Total Intangible Assets	-	546,042
Less accumulated amortization	-	(546,042)
Net Intangible Assets	$-	$-

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 50,000,000 preferred shares authorized at the par value of $0.01. There were no preferred shares outstanding at December 31, 2014 and 2013.

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

During the year ended December 31, 2013, the Company owed Herzog & Co. $50,000 in notes payable. The notes accrue interest at 10% and are due within one year.

During the year ended December 31, 2014, the Company borrowed an additional $133,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year.

On December 23, 2014, the Board of Directors of The OLB Group, Inc., approved the exchange of certain non-revenue generating assets in satisfaction of certain outstanding liabilities of the company to and loans from Mr. Yakov and other debt holders in satisfaction of debts.  These assets consist of domain names and software code, all of which have been fully amortized.  The transfer of these assets will not have any impact on the company’s current and future revenues. It would require additional capital investment in these assets to be able to generate revenues, of which there is no assurance.  The Company’s current lack of trading volume and low stock price does not allow the company to raise the necessary capital. The company believes that the relief from the debt is of greater benefit to the company and the stockholders than maintaining ownership of non-productive assets that are not generating revenue but may create expense. The assets are source code and all domain names and the source files that were associated.

According to the above exchange, the following outstanding debt and accrued compensation was extinguished:

a.	On December 30, 2014, Herzog & Co. agreed to extinguish the total principal outstanding of $183,000 and $12,183 of accrued interest. The total amount of $195,183 was credited to additional paid in capital.

b.	On December 30, 2014, the CEO, Ronny Yakov agreed to extinguish accrued compensation of $213,495. In addition, Mr. Yakov agreed to assume liabilities totaling $55,336. The total amount of $268,831 was credited to additional paid in capital.

NOTE 6 – STOCK WARRANTS

On July 10, 2013, the Company issued 75,000 warrants. The warrants have a 2 year term and exercise price of $1.00. During the year ended December 31, 2014, there were no warrants issued. A summary of the status of the Company’s outstanding stock warrants as of December 31, 2013 and 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2013	-	$-

Issued	75,000	1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2013	75,000	$1.00
Outstanding, December 31, 2014	75,000	$1.00

Exercisable, December 31, 2013	75,000	$1.00
Exercisable, December 31, 2014	75,000	$1.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2014	Weighted Average Exercise Price

$1.00	75,000	.25	$1.00	75,000	$1.00

NOTE 7 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2014	2013
Deferred tax assets:
NOL carryover	$1,295,926	$1,371,300
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,295,926)	(1,371,300)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book loss	$(163,760)	$(276,100)
Meals and entertainment	5,200	3,600
Accrued officer salary	124,990	214,500
Valuation allowance	33,570	58,000
	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $2,851,000 that maybe offset against future taxable income from the year 2015 through 2033.  No tax benefit has been reported in the December 31, 2014 or 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

NOTE 8 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,626,343 and incurred a net loss for the year ended December 31, 2014 of $360,301, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Subsequent to December 31, 2014, the Company borrowed an additional $50,000 from Herzog & Co.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 3, 2015 we dismissed our independent registered accountant, HJ & Associates, LLC (hereafter “HJ”). The Company engaged HJ as its independent registered accountant in December 2004.

The report of HJ regarding the Company’s financial statements for the fiscal year ended December 31, 2013, as well as the financial statements of the Company contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

There have been no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of HJ would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On February 3, 2015, we engaged Liggett, Vogt & Webb P.A. (“Liggett”), independent registered accountants, as our independent accountant following the dismissal of HJ. Prior to the engagement of Liggett, the Company has not consulted with Liggett regarding either:

Item 9A. Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2014.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

Due to the size of the Company we lack the personnel to maintain an adequate level of separation of duties, and have also failed in the timely recording of certain transactions.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On December 23, 2014, the Board of Directors, approved the exchange of certain non-revenue generating assets in satisfaction of certain outstanding liabilities of the Company and loans from Mr. Yakov and other debt holders in satisfaction of debts.  These assets consist of domain names and software code, all of which have been fully amortized.  The transfer of these assets did not have any impact on the Company’s current and future revenues. It would require additional capital investment in these assets to be able to generate revenues, of which there is no assurance.  The Company’s current lack of trading volume and low stock price does not allow the Company to raise the necessary capital. We believe that the relief from the debt is of greater benefit to the Company and the stockholders than maintaining ownership of non-productive assets that are not generating revenue but may create expense.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	55	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2014	$275,000	$0	$0	$0	$0		$0	$18,000	$293,000
President and Interim CFO	2013	$275,000	$0	$0	$0	$213,147	($)	$0	$18,000	$293,000

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

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2014, 11,300,434 shares of our common stock were outstanding.

Title of class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Ownership (1)(2)
Common	Ronny Yakov, Chief Executive Officer, Director 200 Park Avenue, Suite 1700 New York, NY 10166	6,841,124	61%
	All directors and officers as a group (1 person)	6,841,124	61%
Common	John Herzog 824 Harbor Road Southport, CT 06890	1,924,769	17%
	Non Director and Non Officer as a Group (1 person)	1,924,769	17%

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

On December 30, 2014, Herzog & Co. agreed to forgive the total principal outstanding of $183,000 and $12,183 of accrued interest. The total amount of $195,183 was credited to additional paid in capital.

On December 30, 2014, the CEO, Ronny Yakov agreed to forgive accrued compensation of $213,495. In addition, Mr. Yakov agreed to assume liabilities totaling $55,336. The total amount of $268,831 was credited to additional paid in capital.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2014	2013
Audit fees	$14,500	$14,900
Audit related fees	$-	$-
Tax fees	$900	$900
All other fees	$-	$-
Total	$15,400	$15,800

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Item 15. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

BY:	/s/ Ronny Yakov
Ronny Yakov
President and Interim Chief Financial Officer

Date:March 23, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim Chief Financial Officer	March 23, 2015
Ronny Yakov	(Chief Executive Officer and Principal Financial Officer)

