Form 10-Q
period 2015-03-31
OLB GROUP, INC.
filed 2015-05-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

As of May 5, 2015 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2015 and December 31, 2014

3

TABLE OF CONTENTS

Condensed Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	5

Condensed Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

The OLB Group, Inc. Condensed Balance Sheets
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$154	$-

Total Current Assets	154	-

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,119	$4,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$313
Accounts payable	17,670	21,415
Accrued interest	836	-
Notes payable - related party	50,000	-
Accrued officer compensation	47,573	-

Total Current Liabilities	116,079	21,728

TOTAL LIABILITIES	116,079	21, 728

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized,
no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,608,450	14,608,450
Accumulated deficit	(14,720,540)	(14,626,343)

Total Stockholders’ Deficit	(110,960)	(16,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,119	$4,965

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
Revenue
Insurance program	$15,742	$25,596
Licensing	-	50,000
Other	2,500	-
Net revenue	18,242	75,596

Cost of revenue	7,108	8,598

Gross margin	11,134	66,998

OPERATING EXPENSES:
Officers salary	68,750	68,750
General and administrative	35,745	41,005
Total operating expenses	104,495	109,755
Loss from operations	(93,361)	(42,757)

OTHER INCOME:
Interest expense	(836)	(2,963)
Total Other Expense	(836)	(2,963)

NET LOSS BEFORE INCOME TAXES	$(94,197)	$(45,720)
Income taxes	-	-
NET LOSS	$(94,197)	$(45,720)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	11,300,434	11,300,434

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,197)	$(45,720)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:

Changes in assets and liabilities:
Increase in accounts receivable	-	(25,000)
Increase in accounts payable and accrued expenses	(2,909)	52,155
Increase in accrued salary	47,573	-

Net Cash Used by Operating Activities	(49,533)	(18,565)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash over draft	(313)	-
Proceeds from related party notes payable	50,000	25,000

Net Cash Provided by Financing Activities	49,687	25,000

NET CHANGE IN CASH	154	6,435

CASH – BEGINNING OF PERIOD	-	2,819

CASH – END OF PERIOD	$154	$9,254

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

March 31, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

Revenue and cost recognition

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

The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 75,000 warrants for the three months ended March 31, 2015 and 2014.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of March 31, 2014 and December 31, 2014.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2015, the Company borrowed $50,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of March 31, 2015, the Company owed Herzog & Co $50,000 in principal and $836 of accrued interest.

NOTE 4 – STOCK WARRANTS

On July 10, 2013, the Company issued 75,000 warrants. The warrants have a 2 year term and exercise price of $1.00. A summary of the status of the Company’s outstanding stock warrants as of March 31, 2015 and December 31, 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2014	75,000	$1.00

Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2015	75,000	$1.00

Exercisable, March 31, 2015	75,000	$1.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2015	Weighted Average Exercise Price

$1.00	75,000	.28	$1.00	75,000	$1.00

NOTE 5 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,720,540 and a working capital deficit of $115,925, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 6 – SUBSEQUENT EVENTS

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

REVENUE

Revenue from our insurance program for the three months ended March 31, 2015 decreased $9,854 to $15,742 from $25,596 for the three months ended March 31, 2014. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

During the three months ended March 31, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the Company recognized $50,000 for set up and implementation fees.

During the three months ended March 31, 2015 we recognized $2,500 from software development services that were provided.

GROSS MARGIN

Gross margin from operations for the three months ended March 31, 2015 decreased $55,864, or 83.4% to $11,134 from $66,998 for the three months ended March 31, 2014. The decrease in gross margin is a direct result of the licensing agreement revenue recognized in 2014 and not in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $5,260, to $35,745 for the three months ended March 31, 2015 from $41,005 for the three months ended March 31, 2014. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $2,963 for the three months ended March 31, 2014 to $836 for the three months ended March 31, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss increased by $48,477 from a loss of $45,720 for the three months ended March 31, 2014, to a loss of $94,197 for the three months ended March 31, 2015. This increase in net loss can be attributed to the lack of licensing revenue in the current year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2015, the Company borrowed $50,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of March 31, 2015, the Company owed Herzog & Co $50,000 in principal and $836 of accrued interest.

The financial statements as of March 31, 2015 have been prepared under the assumption that we will continue as a going concern through December 31, 2015. Our independent registered public accounting firm has issued their report on the December 31, 2014 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2015	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

