Form 10-Q
period 2015-06-30
OLB GROUP, INC.
filed 2015-08-05
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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

As of August 5, 2015 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2015 and December 31, 2014

3

TABLE OF CONTENTS

Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	5

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	6

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

The OLB Group, Inc. Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$332	$-

Total Current Assets	332	-

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,297	$4,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$313
Accounts payable	15,597	21,415
Accrued interest	2,500	-
Notes payable - related party	100,000	-
Accrued officer compensation	84,558	-

Total Current Liabilities	202,655	21,728

TOTAL LIABILITIES	202,655	21, 728

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,608,450	14,608,450
Accumulated deficit	(14,806,938)	(14,626,343)

Total Stockholders’ Deficit	(197,358)	(16,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,297	$4,965

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Insurance program	$11,779	$13,018	$27,521	$38,614
Licensing	-	-	2,500	50,000
Net revenue	11,779	13,018	30,021	88,614

Cost of sales	6,340	7,866	13,448	16,464

Gross margin	5,439	5,152	16,573	72,150

OPERATING EXPENSES
Officer’s compensation	68,750	68,750	137,500	137,500
General & administrative expenses	21,423	35,436	57,168	76,441
Total operating expenses	90,173	104,186	194,668	213,941

Loss from operations	(84,734)	(99,034)	(178,095)	(141,791)

OTHER INCOME (EXPENSE)
Interest expense	(1,664)	(3,856)	(2,500)	(6,819)

Total other expense	(1,664)	(3,856)	(2,500)	(6,819)

NET LOSS	$(86,398)	$(102,890)	$(180,595)	$(148,610)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	11,300,434	11,300,434	11,300,434	11,300,434

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc. Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(180,595)	$(148,610)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,318)	96,364
Increase in accrued officer compensation	84,558	-

Net Cash Used by Operating Activities	(99,355)	(52,246)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash over draft	(313)	-
Proceeds from related party notes payable	100,000	55,000

Net Cash Provided by Financing Activities	99,687	55,000

NET CHANGE IN CASH	332	2,754

CASH – BEGINNING OF PERIOD	-	2,819

CASH – END OF PERIOD	$332	$5,573

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

June 30, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 75,000 warrants for the three and six months ended June 30, 2015 and 2014.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of June 30, 2015 and December 31, 2014.

●	Level 1: None
●	Level 2: None
●	Level 3: None

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operatons in the period that includes the enactment date.

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

During the six months ended June 30, 2015, the Company borrowed $100,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of June 30, 2015, the Company owed Herzog & Co $100,000 in principal and $2,500 of accrued interest.

NOTE 4 – STOCK WARRANTS

On July 10, 2013, the Company issued 75,000 warrants. The warrants have a 2 year term and exercise price of $1.00. A summary of the status of the Company’s outstanding stock warrants as of June 30, 2015 and December 31, 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2014	75,000	$1.00

Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, June 30, 2015	75,000	$1.00

Exercisable, June 30, 2015	75,000	$1.00

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2015	Weighted Average Exercise Price

$1.00	75,000	.28	$1.00	75,000	$1.00

NOTE 5 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,806,938 and a working capital deficit of $202,323, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events other than that noted below.

On July 22, 2015, the Company executed a promissory note with John Herzog for $25,000. The note will accrue interest at 10% and is due within one year.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

REVENUE

Revenue from our insurance program for the three months ended June 30, 2015 decreased $1,239 to $11,779 from $13,018 for the three months ended June 30, 2014. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $14,013, to $21,423 for the three months ended June 30, 2015 from $35,436 for the three months ended June 30, 2014. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $3,856 for the three months ended June 30, 2014 to $1,664 for the three months ended June 30, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss decreased by $16,492 from a loss of $102,890 for the three months ended June 30, 2014, to a loss of $86,398 for the three months ended June 30, 2015.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

REVENUE

Revenue from our insurance program for the six months ended June 30, 2015 decreased $11,093 to $27,521 from $38,614 for the six months ended June 30, 2014. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

During the first quarter in 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the Company recognized $50,000 for set up and implementation fees.

During the six months ended June 30, 2015 we recognized $2,500 from software development services that were provided.

GROSS MARGIN

Gross margin from operations for the six months ended June 30, 2015 decreased $55,577, or 777% to $16,573 from $72,150 for the six months ended June 30, 2014. The decrease in gross margin is a direct result of the licensing agreement revenue recognized in 2014 and not in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $19,273 to $57,168 for the six months ended June 30, 2015 from $76,441 for the six months ended June 30, 2014. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $6,819 for the six months ended June 30, 2014 to $2,500 for the six months ended June 30, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss increased by $31,985 from a loss of $148,610 for the six months ended June 30, 2014, to a loss of $180,595 for the six months ended June 30, 2015. This increase in net loss can be attributed to the lack of licensing revenue in the current year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2015, the Company borrowed $100,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of June 30, 2015, the Company owed Herzog & Co $100,000 in principal and $2,500 of accrued interest.

The financial statements as of June 30, 2015 have been prepared under the assumption that we will continue as a going concern through December 31, 2015. Our independent registered public accounting firm has issued their report on the December 31, 2014 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

