Form 10-Q
period 2015-09-30
OLB GROUP, INC.
filed 2015-11-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

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

As of November 5, 2015 the Company had outstanding 11,300,434 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

September 30, 2015 and December 31, 2014

3

TABLE OF CONTENTS

Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	6

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

The OLB Group, Inc. Condensed Balance Sheets
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,128	$-

Total Current Assets	1,128	-

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$6,093	$4,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$313
Accounts payable	21,917	21,415
Accrued interest	5,587	-
Notes payable - related party	153,000	-
Accrued officer compensation	111,079	-

Total Current Liabilities	291,583	21,728

TOTAL LIABILITIES	291,583	21, 728

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 11,300,434 and 11,300,434 shares issued and outstanding, respectively	1,130	1,130
Additional paid-in capital	14,608,450	14,608,450
Accumulated deficit	(14,895,070)	(14,626,343)

Total Stockholders’ Deficit	(285,490)	(16,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,093	$4,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Insurance program	$15,411	$19,048	$42,932	$57,662
Licensing	-	-	-	50,000
Development	-	11,862	2,500	11,862
Net revenue	15,411	30,910	45,432	119,524

Cost of sales	6,614	6,342	20,062	22,806

Gross margin	8,797	24,568	25,370	96,718

OPERATING EXPENSES:
Officer’s compensation	68,750	68,750	206,250	206,250
General & administrative expenses	23,666	44,223	80,834	120,664
Total operating expenses	92,416	112,973	287,084	326,914

Loss from operations	(83,619)	(88,405)	(261,714)	(230,196)

OTHER EXPENSE
Interest expense	(4,513)	(4,944)	(7,013)	(11,763)

Total other expense	(4,513)	(4,944)	(7,013)	(11,763)

NET LOSS	$(88,132)	$(93,349)	$(268,727)	$(241,959)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	11,300,434	11,300,434	11,300,434	11,300,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,727)	$(241,959)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	6,089	160,715
Increase in accrued officer compensation	111,079	-

Net Cash Used by Operating Activities	(151,559)	(81,244)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash overdraft	(313)	-
Proceeds from related party notes payable	153,000	80,000

Net Cash Provided by Financing Activities	152,687	80,000

NET CHANGE IN CASH	1,128	(1,244)

CASH – BEGINNING OF PERIOD	-	2,819

CASH – END OF PERIOD	$1,128	$1,575

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

September 30, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

There are no assets and liabilities measured and recognized at fair value as of September 30, 2015 and December 31, 2014.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued FASB ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of debt. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted and requires retrospective application to each prior period presented. ASU 2015-03 only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We will apply ASU 2015-03 on January 1, 2016 and we do not expect that the application of the new standard will have any impact on our results of operations or financial position.

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

During the nine months ended September 30, 2015, the Company borrowed $153,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of September 30, 2015, the Company owed Herzog & Co $153,000 in principal and $5,587 of accrued interest.

NOTE 4 – STOCK WARRANTS

On July 10, 2013, the Company issued 75,000 warrants. The warrants have a 2 year term and exercise price of $1.00. A summary of the status of the Company’s outstanding stock warrants as of September 30, 2015 and December 31, 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2014	75,000	$1.00

Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	75,000	-

Outstanding, September 30, 2015	-	$-

Exercisable, September 30, 2015	-	$-

NOTE 5 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred significant losses from operations, has an accumulated deficit of $14,895,070, a working capital deficit of $290,455 and had a net loss of $268,727 for the nine months ended September 30, 2015, which together raises substantial doubt about its ability to continue as a going concern.  Management is presently pursuing equity financing and investment opportunities with investment bankers and private investors. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

REVENUE

Revenue from our insurance program for the three months ended September 30, 2015 decreased $3,637 to $15,411 from $19,048 for the three months ended September 30, 2014. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $20,557, to $23,666 for the three months ended September 30, 2015 from $44,223 for the three months ended September 30, 2014. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $4,944 for the three months ended September 30, 2014 to $4,513 for the three months ended September 30, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss decreased by $5,217 from a loss of $93,349 for the three months ended September 30, 2014, to a loss of $88,132 for the three months ended September 30, 2015.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

REVENUE

Revenue from our insurance program for the nine months ended September 30, 2015 decreased $14,730 to $42,932 from $57,662 for the nine months ended September 30, 2014. The decrease can be attributed to a decrease in the number of subscribers to our insurance program and lower premiums for some.

During the first quarter in 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the Company recognized $50,000 for set up and implementation fees.

During the nine months ended September 30, 2015 we recognized $2,500 from software development services that were provided compared to $11,862 for the prior period.

GROSS MARGIN

Gross margin from operations for the nine months ended September 30, 2015 decreased $71,348, or 73.7% to $25,370 from $96,718 for the nine months ended September 30, 2014. The decrease in gross margin is a direct result of the licensing agreement revenue recognized in 2014 and not in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $39,830 to $80,834 for the nine months ended September 30, 2015 from $120,664 for the nine months ended September 30, 2014. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $11,763 for the nine months ended September 30, 2014 to $7,013 for the nine months ended September 30, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss increased by $26,768 from a loss of $241,959 for the nine months ended September 30, 2014, to a loss of $268,727 for the nine months ended September 30, 2015. This increase in net loss can be attributed to the lack of licensing revenue in the current year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2015, the Company borrowed $153,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year. As of September 30, 2015, the Company owed Herzog & Co $153,000 in principal and $5,587 of accrued interest.

The financial statements as of September 30, 2015 have been prepared under the assumption that we will continue as a going concern through December 31, 2015. Our independent registered public accounting firm has issued their report on the December 31, 2014 financial statements that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

