Form 10-K
period 2015-12-31
OLB GROUP, INC.
filed 2016-04-01
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $811,053 based on 2,534,541 non affiliate shares outstanding at $0.32 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2016, there were 13,479,297 shares of the issuer’s common stock outstanding.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 13,479,297 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

Our Business

We currently offer monthly subscription packages which includes a health benefits package. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

We also provide ecommerce development and consulting services on a project by project basis.

Employees

As of December 31, 2015, we had one full time employee, Ronny Yakov, our Chief Executive Officer and Interim Chief Financial Officer who with which we have signed a five-year employment agreement.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2018. We utilize outside contractors as needed for other business needs.

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

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
March 31, 2015	$0.85	$0.85
June 30, 2015	$0.32	$0.32
September 30, 2015	$0.32	$0.32
December 31, 2015	$0.16	$0.16

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
March 31, 2014	$0.65	$0.30
June 30, 2014	$1.00	$.60
September 30, 2014	$1.00	$.03
December 31, 2014	$1.00	$0.25

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

At December 31, 2015 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On December 31, 2015, 848,738 shares of common stock were issued for conversion of $135,798 of accrued officer compensation. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On December 31, 2015, 1,330,125 shares of common stock were issued for conversion of $212,820 of principle and interest. No gain or loss was recognized on the conversion. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

REVENUE

Revenue from our subscription program for the year ended December 31, 2015 decreased $10,836 to $63,790 from $74,626 for the year ended December 31, 2014. The decrease can be attributed to a decrease in the number of subscribers to our subscription program and lower premiums for some.

During the year ended December 31, 2014, we signed our first White Label Software licensing agreement. Per the terms of that agreement the Company recognized $50,000 for set up and implementations fees. No additional licensing revenue was recognized in 2015. In addition, $2,500 was recognized from software development services that were provided compared to $11,862 in the prior year.

GROSS MARGIN

Gross margin from operations for the year ended December 31, 2015 decreased $64,135, or 60% to $42,438 from $106,573 for the year ended December 31, 2014. The decrease in gross margin is a direct result of the licensing agreement revenue recognized in 2014 and not in 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $75,284, to $98,539 from $173,823 over the prior period. The decrease can mainly be attributed to a decrease in website development costs.

OTHER INCOME AND EXPENSE

Interest expense decreased from $18,051 for the year ended December 31, 2014 to $11,247 for the year ended December 31, 2015. The decrease can be attributed to the elimination of the interest expense from credit card debt.

NET LOSS

The net loss decreased by $17,953 from a loss of $360,301 for the year ended December 31, 2014, to a loss of $342,348 for the year ended December 31, 2015. This decrease can be attributed to the decrease in general and administrative costs as discussed above.

Liquidity and Capital Resources

During the year ended December 31, 2015, the Company used $199,812 of cash for operating activities, as compared to $136,132 cash used through the year ended December 31, 2014.

Cash provided from financing activities during the year ended December 31, 2015 was $202,687 as compared to $133,313 for the year ended December 31, 2014.

As of December 31, 2015, the Company had a working capital deficiency of $15,458. The Company’s cash flow used in operating cash flows was $199,812 and $136,132 for the years ended December 31, 2015 and 2014.

As discussed in Note 2, our Chairman and a Significant Shareholder has funded the Company with related party loans which have been all converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future. Despite the fact that the related parties has confirmed in writing the intention to provide financial support, the Company does not have any binding agreements now or in the past with the related parties obligating them to fund the future debt or any other obligations.  The related parties is not otherwise under any legal obligation to provide the Company with capital.

If the related parties withdraws his financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

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

December 31, 2015 and 2014

The OLB Group, Inc.

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The OLB Group, Inc.

New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s Chairman had executed a unanimous written consent, dated March 15, 2016, whereby the two largest shareholders are committed to provide the necessary financial support that will allow the Company to fund its operations over the next twelve months.

/s/ Liggett & Webb, P.A.

New York, New York

March 31, 2016

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$2,875	$-

Total Current Assets	2,875	-

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$7,840	$4,965

LIABILITIES AND STOCKHOLDERS' DEFICIT

Cash overdraft	$-	$313
Accounts payable and accrued expenses	18,333	21,415

Total Current Liabilities	18,333	21,728

TOTAL LIABILITIES	18,333	21,728

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 11,300,434 shares issued and outstanding, respectively	1,348	1,130
Additional paid-in capital	14,956,850	14,608,450
Accumulated deficit	(14,968,691)	(14,626,343)

Total Stockholders’ Deficit	(10,493)	(16,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,840	$4,965

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
REVENUE:
Subscription program	$63,790	$74,626
Development	2,500	11,862
Licensing	-	50,000
Net revenue	66,290	136,488

Cost of revenue	23,852	29,915

Gross margin	42,438	106,573

OPERATING EXPENSES:
Officer’s compensation	275,000	275,000
General and administrative expenses	98,539	173,823
Total operating expenses	373,539	448,823

Loss from operations	(331,101)	(342,250)

OTHER EXPENSE:
Interest expense	(11,247)	(18,051)
Total Other Expense	(11,247)	(18,051)

Loss before income taxes	(342,348)	(360,301)

Provision for income taxes	-	-

NET LOSS	$(342,348)	$(360,301)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES	11,306,403	11,300,434

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Deficit

Years ended December 31, 2015 and 2014

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2013	11,300,434	$1,130	$14,144,436	$(14,266,042)	$(120,476)

Extinguishment of Officer’s accrued compensation in exchange for intangible assets	-	-	213,495	-	213,495

Extinguishment of related party debt in exchange for intangible assets	-	-	195,183	-	195,183

Assumption of debt by the Officer	-	-	55,336	-	55,336

Net loss for the year ended December 31, 2014	-	-	-	(360,301)	(360,301)

Balance at December 31, 2014	11,300,434	1,130	14,608,450	(14,626,343)	(16,763)

Common stock issued for accrued compensation	848,738	85	135,713	-	135,798

Common stock issued for related party debt	1,330,125	133	212,687	-	212,820

Net loss for the year ended December 31, 2015	-	-	-	(342,348)	(342,348)

Balance at December 31, 2015	13,479,297	$1,348	$14,956,850	$(14,968,691)	$(10,493)

The accompanying notes are an integral part of these financial statements.

 The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(342,348)	$(360,301)
Adjustments to reconcile net cash used in operating activities:

Changes in assets and liabilities:
Accounts payable and accrued expense	142,536	224,169

Net Cash Used in Operating Activities	(199,812)	(136,132)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	(313)	313
Proceeds from notes payable – related party	203,000	133,000

Net Cash Provided by Financing Activities	202,687	133,313

NET CHANGE IN CASH	2,875	(2,819)

CASH – BEGINNING OF YEAR	-	2,819

CASH – END OF YEAR	$2,875	$-

CASH PAID FOR

Interest	$-	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Exchange of accrued compensation for intangible assets	$-	$213,495
Exchange of related party debt for intangible assets	$-	$195,183
Assumption of debt by an officer	$-	$55,336
Stock issued in conversion of debt and related accrued interest	$212,820	$-
Stock issued in conversion of accrued salary	$135,798	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Liquidity and Dependency of Related Parties

As of December 31, 2015, the Company had a working capital deficiency of $15,458. The Company’s cash used in operating cash flows was $199,812 and $136,132 for the years ended December 31, 2015 and 2014.

As discussed in Note 3, one of our Chairman and a Significant Shareholder has funded the Company with related party loans which have been all converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future.  Despite the fact that the related parties has confirmed in writing the intention to provide financial support, the Company does not have any binding agreements now or in the past with the related parties obligating them to fund the future debt or any other obligations.  The related parties is not otherwise under any legal obligation to provide the Company with capital.

If the related parties withdraws his financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the next twelve months.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

Revenue and cost recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is accounted for gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2015 and 2014.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 and 2014, the Company borrowed an additional $203,000 and $133,000 from Herzog & Co. The notes accrue interest at 10% and are due within one year.

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

On December 31, 2015, 848,738 shares of common stock were issued to the CEO for conversion of $135,798 of accrued officer compensation.

On December 31, 2015, 1,330,125 shares of common stock were issued to Mr. Herzog for conversion of $212,820 of principle and interest owed to him. No gain or loss was recognized on the conversion.

NOTE 4 – STOCK WARRANTS

On July 10, 2013, the Company issued 75,000 warrants. The warrants have a 2-year term and an exercise price of $1.00. A summary of the status of the Company’s outstanding stock warrants as of December 31, 2015 and 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2014	75,000	$1.00

Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	75,000	-

Outstanding, December 31, 2015	-	$-
Exercisable, December 31, 2015	-	$-

NOTE 5 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred tax assets:
NOL carryover	$1,145,000	$1,065,000
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,145,500)	(1,065,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Book loss	$(135,000)	$(143,000)
Meals and entertainment	2,200	5,200
Stock based compensation and accrued officer salary	52,800	124,990
Valuation allowance	80,000	12,810
	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $2.9 million that maybe offset against future taxable income from the year 2016 through 2035.  No tax benefit has been reported in the December 31, 2015 or 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

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

On February 3, 2015, we engaged Liggett & Webb P.A. (“LW”), independent registered accountants, as our independent accountant following the dismissal of HJ. Prior to the engagement of LW, the Company has not consulted with LW regarding either:

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	57	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2015	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President and Interim CFO	2014	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2016, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 25, 2016, 13,479,297 shares of our common stock were outstanding.

Title of class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Ownership (1)(2)
Common	Ronny Yakov, Chief Executive Officer, Director 200 Park Avenue, Suite 1700 New York, NY 10166	7,689,862	57%
	All directors and officers as a group (1 person)	7,689,862	57%
Common	John Herzog 824 Harbor Road Southport, CT 06890	3,254,894	24%
	Non Director and Non Officer as a Group (1 person)	3,254,894	24%

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

(2) Excludes 562,660 shares of common stock owned by Mr. Yakov’s mother, Batya Yakov, any beneficial ownership of which is disclaimed by Mr. Yakov

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 31, 2015, 848,738 shares of common stock were issued to the CEO for conversion of $135,798 of accrued officer compensation.

On December 31, 2015, 1,330,125 shares of common stock were issued to Mr. John Herzog for conversion of $212,820 of principle and interest owed to him. No gain or loss was recognized on the conversion.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2015	2014
Audit fees	$14,700	$14,500
Audit related fees	$-	$-
Tax fees	$900	$900
All other fees	$-	$-
Total	$15,600	$15,400

PART IV

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Item 15. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: March 30, 2016	BY:	/s/ Ronny Yakov
Ronny Yakov
President and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim	March 30, 2016
Ronny Yakov	Chief Financial Officer (Chief Executive Officer and Principal Financial Officer)

