Form 10-Q
period 2016-03-31
OLB GROUP, INC.
filed 2016-05-16
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

As of May 9, 2016 the Company had outstanding 13,479,297 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

March 31, 2016 and December 31, 2015

3

TABLE OF CONTENTS

Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	5

Condensed Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	6

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

The OLB Group, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,569	$2,875

Total Current Assets	4,569	2,875

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$9,534	$7,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$18,603	$18,333
Accrued compensation	67,563	-
Due to an officer	7,580	-

Total Current Liabilities	93,746	18,333

TOTAL LIABILITIES	93,746	18,333

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 13,479,297 shares issued and outstanding, respectively	1,348	1,348
Additional paid-in capital	14,956,850	14,956,850
Accumulated deficit	(15,042,410)	(14,968,691)

Total Stockholders’ Deficit	(84,212)	(10,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,534	$7,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.
Condensed Statements of Operations
 (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
REVENUE:
Subscription program	$26,039	$15,742
Development	-	2,500
Net revenue	26,039	18,242

Cost of revenue	5,685	7,108

Gross margin	20,354	11,134

OPERATING EXPENSES:
Officer’s compensation	68,750	68,750
General and administrative expenses	25,323	35,745
Total operating expenses	94,073	104,495

Loss from operations	(73,719)	(93,361)

OTHER EXPENSE:
Interest expense	-	(836)
Total Other Expense	-	(836)

Loss before income taxes	(73,719)	(94,197)

Provision for income taxes	-	-

NET LOSS	$(73,719)	$(94,197)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	13,479,297	11,300,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,719)	$(94,197)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:

Changes in assets and liabilities:
Accounts payable and accrued expenses	270	(2,909)
Accrued officer compensation	67,563	45,573

Net Cash Used in Operating Activities	(5,886)	(49,533)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash overdraft	-	(313)
Advance from an officer	7,580	-
Proceeds from related party notes payable	-	50,000

Net Cash Provided by Financing Activities	7,580	49,687

NET CHANGE IN CASH	1,694	154

CASH – BEGINNING OF PERIOD	2,875	-

CASH – END OF PERIOD	$4,569	$154

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

March 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015 included on the Company’s Form 10-K. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Liquidity and Dependency of Related Parties

As of March 31, 2016, the Company had minimal revenue and a working capital deficiency of $89,177.

As discussed in Note 3, one of our Directors and his affiliated company has funded the Company with related party loans which have all been converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so.  Despite the fact that the Director has confirmed in writing his intention to provide financial support, the Company does not have any written agreements now or in the past with the Director obligating him to fund the future debt or any other obligations.  The Director is not otherwise under any legal obligation to provide the Company with capital.

If the Director withdraws his financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the year ended 2016.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

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

The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2016 and December 31, 2015.

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

The following discussion and analysis should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes to the unaudited financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-Q, for the three months ended March 31, 2016, filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

REVENUE

Revenue from our subscription program for the three months ended March 31, 2016 increased $10,297 to $26,039 from $15,742 for the three months ended March 31, 2015. The increase can be attributed to an increase in the number of subscribers to our insurance program and higher premiums for some.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $10,422, to $25,323 for the three months ended March 31, 2016 from $35,745 for the three months ended March 31, 2015. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $836 for the three months ended March 31, 2015 to $0 for the three months ended March 31, 2016. The decrease can be attributed to the elimination of the interest expense from the related party loans that were converted to common stock as of December 31, 2015.

NET LOSS

The net loss decreased by $20,478 from a loss of $94,197 for the three months ended March 31, 2015, to a loss of $73,719 for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2016, the Company used $5,886 of cash for operating activities, as compared to $49,533 cash used through the three months ended March 31, 2015.

Cash provided from financing activities during the three months ended March 31, 2016 was $7,580 as compared to $49,687 for the three months ended March 31, 2015.

As discussed in Note 2, our Chairman and a Significant Shareholder have funded the Company with related party loans which have all been converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future. Despite the fact that the related parties have confirmed in writing the intention to provide financial support, the Company does not have any binding agreements now or in the past with the related parties obligating them to fund the future debt or any other obligations.  The related parties are not otherwise under any legal obligation to provide the Company with capital.

If the related parties withdraw their financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the next twelve months.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

