Form 10-Q
period 2016-06-30
OLB GROUP, INC.
filed 2016-08-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

As of August 4, 2016 the Company had outstanding 13,479,297 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

FINANCIAL STATEMENTS

June 30, 2016 and December 31, 2015

3

TABLE OF CONTENTS

Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	5

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	6

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

The OLB Group, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$2,875

Total Current Assets	-	2,875

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$4,965	$7,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$26,663	$18,333
Accrued compensation	106,130	-
Note payable, related party	35,000	-
Accrued interest, related party	345	-

Total Current Liabilities	168,138	18,333

TOTAL LIABILITIES	168,138	18,333

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 13,479,297 shares issued and outstanding, respectively	1,348	1,348
Additional paid-in capital	14,956,850	14,956,850
Accumulated deficit	(15,121,371)	(14,968,691)

Total Stockholders’ Deficit	(163,173)	(10,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,965	$7,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Subscription program	$9,807	$11,779	$35,846	$27,521
Development	9,447	-	9,447	2,500
Net revenue	19,254	11,779	45,293	30,021

Cost of sales	4,914	6,340	10,599	13,448

Gross margin	14,340	5,439	34,694	16,573

OPERATING EXPENSES
Officer’s compensation	68,750	68,750	137,500	137,500
General & administrative expenses	24,206	21,423	49,529	57,168
Total operating expenses	92,956	90,173	187,029	194,668

Loss from operations	(78,616)	(84,734)	(152,335)	(178,095)

OTHER INCOME (EXPENSE)
Interest expense	(345)	(1,664)	(345)	(2,500)

Total other expense	(345)	(1,664)	(345)	(2,500)

NET LOSS	$(78,961)	$(86,398)	$(152,680)	$(180,595)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	11,300,434	11,300,434	11,300,434	11,300,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,680)	$(180,595)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:

Changes in assets and liabilities:
Accounts payable and accrued expenses	8,191	(3,318)
Accrued officer compensation	106,130	84,558

Net Cash Used by Operating Activities	(38,359)	(99,355)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash over draft	484	(313)
Proceeds from related party notes payable	35,000	100,000

Net Cash Provided by Financing Activities	35,484	99,687

NET CHANGE IN CASH	(2,875)	332

CASH – BEGINNING OF PERIOD	2,875	-

CASH – END OF PERIOD	$-	$332

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

June 30, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management all adjustments, consisting of normal recurring items, considered necessary for a full presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015 included on the Company’s Form 10-K. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Liquidity and Dependency of Related Parties

As of June 30, 2016, the Company had minimal revenue and a working capital deficiency of $168,138.

One of our Directors and his affiliated company has funded the Company with related party loans, most of which have all been converted to common stock. During the six months ended June 30, 2016, another $35,000 was loaned to the Company (Note 3). The Company plans to continue to use the financial resources of its related parties in the future, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so.  Despite the fact that the Director has confirmed in writing his intention to provide financial support, the Company does not have any written agreements now or in the past with the Director obligating him to fund the future debt or any other obligations.  The Director is not otherwise under any legal obligation to provide the Company with capital.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On May 26, 2016, Mr. John Herzog loaned the Company $35,000. The loan is unsecured, bears interest at 10%, and is due on or before May 26, 2017.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes to the unaudited financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-Q, for the six months ended June 30, 2016, filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

REVENUE

Revenue from our subscription program for the three months ended June 30, 2016 decreased $1,972 to $9,807 from $11,779 for the three months ended June 30, 2015. The decrease can be attributed to fewer subscribers to our insurance program and lower premiums for some in the second quarter of the year.

Revenue from software development services that were provided for the three months ended June 30, 2016 were $9,447 compared to $0 for the three months ended June 30, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2,783, to $24,206 for the three months ended June 30, 2016 from $21,423 for the three months ended June 30, 2015. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $1,664 for the three months ended June 30, 2015 to $345 for the three months ended June 30, 2016. Interest expense is from our related party loans.

NET LOSS

Net loss decreased $7,437 from a loss of $86,398 for the three months ended June 30, 2015, to a loss of $78,961 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

REVENUE

Revenue from our subscription program for the six months ended June 30, 2016 increased $8,325 to $35,846 from $27,521 for the six months ended June 30, 2015. The increase can be attributed to more subscribers to our insurance program in the beginning of 2016.

Revenue from software development services that were provided for the six months ended June 30, 2016 were $9,447 compared to $2,500 for the six months ended June 30, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $7,639, to $49,529 for the six months ended June 30, 2016 from $57,168 for the six months ended June 30, 2015. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $2,500 for the six months ended June 30, 2015 to $345 for the six months ended June 30, 2016. Interest expense is from our related party loans.

NET LOSS

Net loss decreased $27,915 from a loss of $180,595 for the six months ended June 30, 2015, to a loss of $152,680 for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2016, the Company used $38,359 of cash for operating activities, as compared to $99,355 cash used through the six months ended June 30, 2015.

Cash provided from financing activities during the six months ended June 30, 2016 was $35,484 as compared to $99,687 for the six months ended June 30, 2015.

As discussed in Note 2, our Chairman and a significant shareholder have funded the Company with related party loans, most of which have all been converted to common stock. During the six months ended June 30, 2016, another $35,000 was loaned to the Company (Note 3). The Company plans to use the financial resources of its related parties in the future. Despite the fact that the related parties have confirmed in writing the intention to provide financial support, the Company does not have any binding agreements now or in the past with the related parties obligating them to fund the future debt or any other obligations.  The related parties are not otherwise under any legal obligation to provide the Company with capital.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal controls over financial reporting were not effective as of June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

