Form 10-K
period 2016-12-31
OLB GROUP, INC.
filed 2017-04-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $253,454 based on 2,534,541 non affiliate shares outstanding at $0.10 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 11, 2017, there were 13,479,297 shares of the issuer’s common stock outstanding.

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

Employees

As of December 31, 2016, we had one full time employee, Ronny Yakov, our Chief Executive Officer and Interim Chief Financial Officer who with which we have signed a five-year employment agreement.  The agreement pays Mr. Yakov $275,000 per year plus $1,500 per month car allowance.  The agreement expires February 28, 2018. We utilize outside contractors as needed for other business needs.

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

Fiscal Year Ended December 31, 2016
	High $	Low $
March 31, 2016	$0.25	$0.12
June 30, 2016	$0.12	$0.10
September 30, 2016	$0.30	$0.10
December 31, 2016	$0.40	$0.10

Fiscal Year Ended December 31, 2015
	High $	Low $
March 31, 2015	$0.85	$0.85
June 30, 2015	$0.85	$0.25
September 30, 2015	$0.32	$0.32
December 31, 2015	$0.40	$0.16

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

At December 31, 2016 there were approximately 130 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

None

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

REVENUE

Revenue from our subscription program for the year ended December 31, 2016 increased $8,057 to $71,847 from $63,790 for the year ended December 31, 2015. The increase can be attributed to an increase in the number of subscribers to our subscription program.

Revenue from development for the year ended December 31, 2016 increased $8,679 to $11,179 from $2,500 was recognized from software development services that were provided.

GROSS MARGIN

Gross margin from operations for the year ended December 31, 2016 increased $19,693 or 46.4% to $62,131 from $42,438 for the year ended December 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased $7,910, to $90,629 from $98,539 over the prior period. The decrease can mainly be attributed to a decrease in website development costs.

OTHER INCOME AND EXPENSE

Interest expense decreased from $11,247 for the year ended December 31, 2015 to $9,454 for the year ended December 31, 2016. The decrease can be attributed to lower principal debt on which interest was accruing.

NET LOSS

The net loss decreased by $29,396 from a loss of $342,348 for the year ended December 31, 2015, to a loss of $312,952 for the year ended December 31, 2016. This decrease can be attributed to the decrease in operating costs combined with increased revenue.

Liquidity and Capital Resources

During the year ended December 31, 2016, the Company used $164,715 of cash for operating activities, as compared to $199,812 cash used through the year ended December 31, 2015.

Cash provided from financing activities during the year ended December 31, 2016 was $163,000 as compared to $202,687 for the year ended December 31, 2015.

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The loans are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The remaining 6% of interest is due at maturity. As of December 31, 2016 $163,000 of principal and $8,204 of accrued interest is due.

As discussed in Note 3, one of our Directors and his affiliated company has funded the Company with related party loans which have in the past been converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so.  Despite the fact that the Director has confirmed in writing his intention to provide financial support, the Company does not have any written agreements now or in the past with the Director obligating him to fund the future debt or any other obligations.  The Director is not otherwise under any legal obligation to provide the Company with capital.

If the Director withdraws his financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the year ended 2017.

Off-Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

4

Item 8. Financial Statements and Supplementary Data

The OLB Group, Inc.

FINANCIAL STATEMENTS

December 31, 2016 and 2015

The OLB Group, Inc.

6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The OLB Group, Inc.

New York, New York

We have audited the accompanying balance sheets of The OLB Group, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s Chairman had executed a unanimous written consent, dated April 6, 2017, whereby the two largest shareholders are committed to provide the necessary financial support that will allow the Company to fund its operations over the next twelve months.

/s/ Liggett & Webb, P.A.

New York, New York

April 11, 2017

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$1,160	$2,875

Total Current Assets	1,160	2,875

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$6,125	$7,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$41,934	$18,333
Accrued compensation	124,636	-
Loans payable, related party	163,000	-

Total Current Liabilities	329,570	18,333

TOTAL LIABILITIES	329,570	18,333

Commitments (note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 13,479,297 shares issued and outstanding, respectively	1,348	1,348
Additional paid-in capital	14,956,850	14,956,850
Accumulated deficit	(15,281,643)	(14,968,691)

Total Stockholders’ Deficit	(323,445)	(10,493)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,125	$7,840

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
REVENUE:
Subscription program	$71,847	$63,790
Development	11,179	2,500
Net revenue	83,026	66,290

Cost of revenue	(20,895)	(23,852)

Gross margin	62,131	42,438

OPERATING EXPENSES:
Officer’s compensation	275,000	275,000
General and administrative expenses	90,629	98,539
Total operating expenses	365,629	373,539

Loss from operations	(303,498)	(331,101)

OTHER EXPENSE:
Interest expense	(9,454)	(11,247)
Total Other Expense	(9,454)	(11,247)

Loss before income taxes	(312,952)	(342,348)

Provision for income taxes	-	-

NET LOSS	$(312,952)	$(342,348)

BASIC LOSS PER SHARE	$(0.02)	$(0.03)

BASIC WEIGHTED AVERAGE SHARES	13,479,297	11,306,403

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Deficit

Years ended December 31, 2016 and 2015

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	11,300,434	1,130	$14,608,450	$(14,626,343)	$(16,763)

Common stock issued for accrued compensation	848,738	85	135,713	-	135,798

Common stock issued for related party debt	1,330,125	133	212,687	-	212,820

Net loss for the year ended December 31, 2015	-	-	-	(342,348)	(342,348)

Balance at December 31, 2015	13,479,297	1,348	14,956,850	(14,968,691)	(10,493)

Net loss for the year ended December 31, 2016	-	-	-	(312,952)	(312,952)

Balance at December 31, 2016	13,479,297	$1,348	$14,956,850	$(15,281,643)	$(323,445)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(312,952)	$(342,348)
Adjustments to reconcile net cash used in operating activities:

Changes in assets and liabilities:
Accounts payable and accrued expense	148,237	142,536

Net Cash Used in Operating Activities	(164,715)	(199,812)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash overdraft	-	(313)
Proceeds from notes payable – related party	163,000	203,000

Net Cash Provided by Financing Activities	163,000	202,687

NET CHANGE IN CASH	(1,715)	2,875

CASH – BEGINNING OF YEAR	2,875	-

CASH – END OF YEAR	$1,160	$2,875

CASH PAID FOR

Interest	$1,250	$-
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Stock issued in conversion of debt and related accrued interest	$-	$212,820
Stock issued in conversion of accrued salary	$-	$135,798

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

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

Liquidity and Dependency of Related Parties

As of December 31, 2016, the Company had a working capital deficiency of $328,410 and a net loss of $312,952 for the year ended December 31, 2016. The Company’s cash flow used in operating cash flows was $164,715, while $163,000 was provided by financing from a related party.

As discussed in Note 3, one of our Directors and his affiliated company has funded the Company with related party loans which have been all converted to common stock. Similarly, the Company plans to use the financial resources of its related parties in the future, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so.  Despite the fact that the Director has confirmed in writing his intention to provide financial support, the Company does not have any written agreements now or in the past with the Director obligating him to fund the future debt or any other obligations.  The Director is not otherwise under any legal obligation to provide the Company with capital.

If the Director withdraws his financial support to enable the company to fund its current activities, management will be required to reduce the Company’s cash from operations by reducing operating costs. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through the year ended 2017.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2016 and 2015.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2016 and 2015.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 31, 2015, 848,738 shares of common stock were issued to the CEO for conversion of $135,798 of accrued officer compensation. No gain or loss was recognized on the conversion.

During the year ended December 31, 2015, the Company borrowed $203,000 from Mr. John Herzog. On December 31, 2015, this plus $9,820 of accrued interest was converted into 1,330,125 shares of common stock. No gain or loss was recognized on the conversion.

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The loans are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The remaining 6% of interest is due at maturity. As of December 31, 2016 $163,000 of principal and $8,204 of accrued interest is due.

NOTE 4 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred tax assets:
NOL carryover	$1,267,000	$1,145,000
Deferred tax liabilities:
None	-	-
Valuation allowance	(1,267,000)	(1,145,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book loss	$(124,000)	$(135,000)
Meals and entertainment	2,000	2,200
Stock based compensation and accrued officer salary	48,600	52,800
Valuation allowance	73,400	80,000
	$-	$-

At December 31, 2016, the Company had net operating loss carry forwards of approximately $3.3 million that maybe offset against future taxable income from the year 2017 through 2037.  No tax benefit has been reported in the December 31, 2017 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

NOTE 5 – COMMITMENT

On December 27, 2012 the Company extended the employment agreement with its founder and president for another 5 years to February 28, 2018. The agreement provides for an annual salary of $275,000, fringe benefits ($1,500 monthly automobile allowance, any benefit plans of the Company and 2 weeks paid vacation) and an incentive bonus of $100,000 based on the achievement of certain performance criteria. The extended employment agreement does not provide for stock options. The extended employment agreement also includes a covenant not to compete with the Company for a period of one (1) year after employment ceases.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to December 31, 2016, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	58	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2016	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President and Interim CFO	2015	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000

(1) Partially accrued but not paid and converted to stock on a quarterly or annual basis.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2017, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 10, 2017, 13,479,297 shares of our common stock were outstanding.

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

None

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2016	2015
Audit fees	$15,000	$14,500
Audit related fees	$-	$-
Tax fees	$1,000	$900
All other fees	$-	$-
Total	$16,000	$15,400

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 12, 2017	BY:	/s/ Ronny Yakov
Ronny Yakov
President and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim	April 12, 2017
Ronny Yakov	Chief Financial Officer (Chief Executive Officer and Principal Financial Officer)

