Form 10-Q
period 2017-03-31
OLB GROUP, INC.
filed 2017-05-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer Emerging growth company	☐ ☐ ☐	Accelerated filer Smaller reporting company	☐ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2017 the Company had outstanding 13,479,297 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,421	$1,160

Total Current Assets	1,421	1,160

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$6,386	$6,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$40,846	$41,934
Accrued expenses	19,388	-
Accrued compensation	184,825	124,636
Loans payable, related party	178,500	163,000

Total Current Liabilities	423,559	329,570

TOTAL LIABILITIES	423,559	329,570

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 13,479,297 shares issued and outstanding, respectively	1,348	1,348
Additional paid-in capital	14,956,850	14,956,850
Accumulated deficit	(15,375,371)	(15,281,643)

Total Stockholders’ Deficit	(417,173)	(323,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,386	$6,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
REVENUE:
Subscription program	$12,523	$26,039
Development	2,975	-
Net revenue	15,498	26,039

Cost of revenue	5,469	5,685

Gross margin	10,029	20,354

OPERATING EXPENSES:
Officer’s compensation	68,750	68,750
General and administrative expenses	27,478	25,323
Total operating expenses	96,228	94,073

Loss from operations	(86,199)	(73,719)

OTHER EXPENSE:
Interest expense	(7,529)	-
Total Other Expense	(7,529)	-

Loss before income taxes	(93,728)	(73,719)

Provision for income taxes	-	-

NET LOSS	$(93,728)	$(73,719)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES	13,479,297	13,479,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc. Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,728)	$(73,719)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

Changes in assets and liabilities:
Accounts payable and accrued expenses	18,300	270
Accrued officer compensation	60,189	67,563

Net Cash Used in Operating Activities	(15,239)	(5,886)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from an officer	-	7,580
Proceeds from related party notes payable	15,500	-

Net Cash Provided by Financing Activities	15,500	7,580

NET CHANGE IN CASH	261	1,694

CASH – BEGINNING OF PERIOD	1,160	2,875

CASH – END OF PERIOD	$1,421	$4,569

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

March 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016 included on the Company’s Form 10-K. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Liquidity and Dependency of Related Parties

As of March 31, 2017, the Company had a working capital deficiency of $422,138 and a net loss of $93,728 for the three months ended March 31, 2017. The Company’s cash flow used in operating cash flows was $15,239, while $15,500 was provided by financing from a related party.

As discussed in Note 3, one of our Directors and his affiliated company has funded the Company with related party loans. The Company plans to continue to use the financial resources of its related parties, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so.  Despite the fact that the Director has confirmed in writing his intention to provide financial support, the Company does not have any written agreements now or in the past with the Director obligating him to fund the future debt or any other obligations.  The Director is not otherwise under any legal obligation to provide the Company with capital.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The loans are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The remaining 6% of interest is due at maturity. During the three months ended March 31, 2017 Mr. Herzog loaned an additional $15,500. As of March 31, 2017 $178,500 of principal and $15,734 of accrued interest is due.

NOTE 4 - COMMITMENT

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

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to March 31, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes to the unaudited financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-Q, for the three months ended March 31, 2017, filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

REVENUE

Revenue from our subscription program for the three months ended March 31, 2017 decreased $13,516 to $12,523 from $26,039 for the three months ended March 31, 2016. The decrease can be attributed to a decrease in the number of subscribers to our insurance program. We also recognized $2,975 of revenue from development services provided.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $2,155, to $27,478 for the three months ended March 31, 2017 from $25,323 for the three months ended March 31, 2016. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense increased from $0 for the three months ended March 31, 2016 to $7,529 for the three months ended March 31, 2017. All interest expense is from the related party loans (Note 3).

NET LOSS

The net loss increased by $20,009 from a loss of $73,719 for the three months ended March 31, 2016, to a loss of $93,728 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2017, the Company used $15,239 of cash for operating activities, as compared to $5,886 cash used through the three months ended March 31, 2016.

Cash provided from financing activities during the three months ended March 31, 2017 was $15,500 as compared to $7,580 for the three months ended March 31, 2016.

As discussed in Note 3, one of our Directors and his affiliated company has funded the Company with related party loans. The Company plans to continue to use the financial resources of its related parties, if necessary; however, there are no assurances that the Director, or the Company, will be in a financial position to do so. Despite the fact that the related parties have confirmed in writing the intention to provide financial support, the Company does not have any binding agreements now or in the past with the related parties obligating them to fund the future debt or any other obligations.  The related parties are not otherwise under any legal obligation to provide the Company with capital.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2017.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

Due to the size of the Company, we lack the personnel to maintain an adequate level of separation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	President and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)