Form 10-Q
period 2017-06-30
OLB GROUP, INC.
filed 2017-08-10
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2017 the Company had outstanding 13,479,297 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,751	$1,160

Total Current Assets	1,751	1,160

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$6,716	$6,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$41,850	$41,934
Accrued interest, related party	24,437	-
Accrued compensation	241,018	124,636
Loans payable, related party	216,500	163,000

Total Current Liabilities	523,805	329,570

TOTAL LIABILITIES	523,805	329,570

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,479,297 and 13,479,297 shares issued and outstanding, respectively	1,348	1,348
Additional paid-in capital	14,956,850	14,956,850
Accumulated deficit	(15,475,287)	(15,281,643)

Total Stockholders’ Deficit	(517,089)	(323,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,716	$6,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Subscription program	$18,137	$9,807	$30,660	$35,846
Development	-	9,447	2,975	9,447
Net revenue	18,137	19,254	33,635	45,293

Cost of sales	5,000	4,914	10,469	10,599

Gross margin	13,137	14,340	23,166	34,694

OPERATING EXPENSES
Officer’s compensation	68,750	68,750	137,500	137,500
General & administrative expenses	35,599	24,206	63,077	49,529
Total operating expenses	104,349	92,956	200,577	187,029

Loss from operations	(91,212)	(78,616)	(177,411)	(152,335)

OTHER EXPENSE
Interest expense	(8,704)	(345)	(16,233)	(345)

Total other expense	(8,704)	(345)	(16,233)	(345)

NET LOSS	$(99,916)	$(78,961)	$(193,644)	$(152,680)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	13,479,297	11,300,434	13,479,297	11,300,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,644)	$(152,680)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

Changes in assets and liabilities:
Accounts payable and accrued expenses	24,353	8,191
Accrued officer compensation	116,382	106,130

Net Cash Used in Operating Activities	(52,909)	(38,359)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash over draft	-	484
Proceeds from related party notes payable	53,500	35,000

Net Cash Provided by Financing Activities	53,500	35,484

NET CHANGE IN CASH	591	(2,875)

CASH – BEGINNING OF PERIOD	1,160	2,875

CASH – END OF PERIOD	$1,751	$-

CASH PAID FOR

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016 included on the Company’s Form 10-K. The results of the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Liquidity and Dependency of Related Parties

As of June 30, 2017, the Company had a working capital deficiency of $522,054 and a net loss of $193,644 for the six months ended June 30, 2017. The Company’s cash flow used in operating cash flows was $52,909, while $53,500 was provided by financing from a related party.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The notes are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The Company is currently in default on making its required interest payments. The remaining 6% of interest is due at maturity. During the six months ended June 30, 2017 Mr. Herzog loaned an additional $53,500. As of June 30, 2017 $216,500 of principal and $24,437 of accrued interest is due.

NOTE 4 – COMMITMENT

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

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ we have analyzed our operations subsequent to June 30, 2017, through the date the financial statements were available to be issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

REVENUE

Revenue from our subscription program for the three months ended June 30, 2017 increased $8,330 to $18,137 from $9,807 for the three months ended June 30, 2016. The increase can be attributed to an increase in the number of subscribers to our insurance program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $11,393, to $35,599 for the three months ended June 30, 2017 from $24,206 for the three months ended June 30, 2016. A majority of G&A expense consists of professional fees and travel expense; however, the increase was due to increased spending on computer and internet expense.

OTHER INCOME AND EXPENSE

Interest expense increased from $345 for the three months ended June 30, 2016 to $8,704 for the three months ended June 30, 2017. All interest expense is from the related party loans (Note 3).

NET LOSS

The net loss increased by $20,955 from a loss of $78,961 for the three months ended June 30, 2016, to a loss of $99,916 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

REVENUE

Revenue from our subscription program for the six months ended June 30, 2017 decreased $5,186 to $30,660 from $35,846 for the six months ended June 30, 2016. The decrease can be attributed fewer subscribers to our insurance program in the beginning of the year. We also recognized $2,975 of revenue from development services provided.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $13,548, to $63,077 for the six months ended June 30, 2017 from $49,529 for the six months ended June 30, 2016. A majority of G&A expense consists of professional fees and travel expense; however, the increase was due to increased spending on computer and internet expense.

OTHER INCOME AND EXPENSE

Interest expense increased from $345 for the six months ended June 30, 2016 to $16,233 for the six months ended June 30, 2017. All interest expense is from the related party loans (Note 3).

NET LOSS

The net loss increased by $40,964 from a loss of $152,680 for the six months ended June 30, 2016, to a loss of $193,644 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2017, the Company used $52,909 of cash for operating activities, as compared to $38,359 cash used through the six months ended June 30, 2016.

Cash provided from financing activities during the six months ended June 30, 2017 was $53,500 as compared to $35,484 for the six months ended June 30, 2016.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2017	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)