Form 10-K
period 2017-12-31
OLB GROUP, INC.
filed 2018-04-13
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of April 10, 2018, there were 19,825,364 shares of the issuer’s common stock outstanding.

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

We are authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. We currently have 19,825,364 shares of common stock issued and outstanding. No shares of preferred stock are currently outstanding.

Our Business

We currently offer monthly subscription packages which includes a health benefits package. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

We also provide ecommerce development and consulting services on a project by project basis.

Employees

As of December 31, 2017, we had one full time employee, Ronny Yakov, our Chief Executive Officer and Interim Chief Financial Officer who with which we have signed a seven-year employment agreement.  The agreement pays Mr. Yakov $375,000 per year plus $2,500 per month car allowance.  The agreement expires December 31, 2024. We utilize outside contractors as needed for other business needs.

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

Fiscal Year Ended December 31, 2017
	High $	Low $
March 31, 2017	$0.30	$0.10
June 30, 2017	$0.30	$0.10
September 30, 2017	$0.10	$0.10
December 31, 2017	$0.30	$0.20

Fiscal Year Ended December 31, 2016
	High $	Low $
March 31, 2016	$0.25	$0.12
June 30, 2016	$0.12	$0.10
September 30, 2016	$0.30	$0.10
December 31, 2016	$0.40	$0.10

Our common stock is very thinly traded and the prices quoted above should not be used as a determinant of the actual worth of our common stock per share price at any given time.

At December 31, 2017 there were approximately 351 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On December 31, 2017, the Company converted $380,502 of accrued salary due to the CEO into 3,805,017 shares of common stock.

On December 31, 2017, the Company converted $251,605 of notes payable and accrued interest into 2,516,050 shares of common stock.

On December 31, 2017, the Company issued 25,000 shares of common stock to a third party for accounting services. The shares were valued at $0.10 per shares for total non-cash expense of $2,500.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

REVENUE

Revenue for the year ended December 31, 2017 decreased $31,483 to $51,543 from $83,026 for the year ended December 31, 2016. The decrease can be attributed to a decrease in the number of subscribers to our subscription program and software development services.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2017 decreased $1,497 to $19,398 from $20,895 for the year ended December 31, 2016. The decrease can be attributed to the decrease in number of subscribers to the subscription program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased $38,353, to $128,982 from $90,629 over the prior period. A majority of G&A expense consists of professional fees and travel expense; however, the increase was due to increased spending on computer and internet expense.

OTHER INCOME AND EXPENSE

Interest expense increased from $9,454 for the year ended December 31, 2016 to $26,901 for the year ended December 31, 2017. The increase can be attributed to higher principal debt on which interest was accruing. All interest expense is from the related party loans (Note 3).

NET LOSS

The net loss increased by $85,786 from a loss of $312,952 for the year ended December 31, 2016, to a loss of $398,738 for the year ended December 31, 2017. This increase can be attributed to the increase in operating costs combined with decreased revenue.

Liquidity and Capital Resources

During the year ended December 31, 2017, the Company used $54,080 of cash for operating activities, as compared to $164,715 cash used through the year ended December 31, 2016.

Cash provided from financing activities during the year ended December 31, 2017 was $53,500 as compared to $163,000 for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The notes are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The remaining 6% of interest is due at maturity. During the year ended December 31, 2017 Mr. Herzog loaned an additional $53,500. On November 20, 2017, $216,500 of principal and $35,105 of accrued interest was converted into 2,516,050 shares of common stock.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future revenue from the company’s recent asset acquisition of Excel Corporation will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

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

December 31, 2017 and 2016

The OLB Group, Inc.

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The OLB Group, Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash resources, recurring cash used in operations and a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2015.

New York, New York

April 13, 2018

The OLB Group, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$580	$1,160

Total Current Assets	580	1,160

OTHER ASSETS

Internet domain	4,965	4,965

TOTAL ASSETS	$5,545	$6,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$89,640	$41,934
Accrued compensation	-	124,636
Notes payable, related party	-	163,000
Loans payable, related party	3,481	-

Total Current Liabilities	93,121	329,570

TOTAL LIABILITIES	93,121	329,570

Commitments and contingencies (see Note 6)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 19,825,364 and 13,479,297 shares issued and outstanding, respectively	1,984	1,348
Additional paid-in capital	15,590,821	14,956,850
Accumulated deficit	(15,680,381)	(15,281,643)

Total Stockholders’ Deficit	(87,576)	(323,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,545	$6,125

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenue	$51,543	$83,026

OPERATING EXPENSES:
Cost of revenue	19,398	20,895
Officer’s compensation	275,000	275,000
General and administrative expenses	128,982	90,629
Total operating expenses	423,380	386,524

Loss from operations	(371,837)	(303,498)

OTHER EXPENSE:
Interest expense	(26,901)	(9,454)
Total Other Expense	(26,901)	(9,454)

Loss before income taxes	(398,738)	(312,952)

Provision for income taxes	-	-

NET LOSS	$(398,738)	$(312,952)

BASIC LOSS PER SHARE	$(0.03)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES	13,772,415	13,479,297

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statement of Stockholders’ Deficit

Years ended December 31, 2017 and 2016

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	13,479,297	$1,348	$14,956,850	$(14,968,691)	$(10,493)

Net loss for the year ended December 31, 2016	-	-	-	(312,952)	(312,952)

Balance at December 31, 2016	13,479,297	1,348	14,956,850	(15,281,643)	(323,445)

Common stock issued for related party debt	2,516,050	252	251,353	-	251,605

Common stock issued for accrued compensation	3,805,017	381	380,121	-	380,502

Common stock issued for services	25,000	3	2,497	-	2,500

Net loss for the year ended December 31, 2017	-	-	-	(398,738)	(398,738)

Balance at December 31, 2017	19,825,364	$1,984	$15,590,821	$(15,680,381)	$(87,576)

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(398,738)	$(312,952)
Adjustments to reconcile net cash used in operating activities:
Common stock issued for services	2,500	-
Changes in assets and liabilities:
Accounts payable and accrued expense	342,158	148,237

Net Cash Used in Operating Activities	(54,080)	(164,715)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – related party	53,500	163,000

Net Cash Provided by Financing Activities	53,500	163,000

NET CHANGE IN CASH	(580)	(1,715)

CASH – BEGINNING OF YEAR	1,160	2,875

CASH – END OF YEAR	$580	$1,160

CASH PAID FOR

Interest	$-	$1,250
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Stock issued in conversion of debt and related accrued interest	$251,605	$-
Stock issued in conversion of accrued salary	$380,502	$-
Accounts payable paid by loan payable, related party	$3,481	$-

The accompanying notes are an integral part of these financial statements.

The OLB Group, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

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

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The company has limited cash resources, recurring cash used in operations and operating losses history. As shown in the accompanying financial statements, as of December 31, 2017, the Company had a working capital deficiency of $92,541 and a net loss of $398,738 for the year ended December 31, 2017. The Company’s cash flow used in operating activities was $54,080, while $53,500 was provided by financing from a related party. These factors among others, raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the company is unable to continue as a going concern.

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

Use of Estimates

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of December 31, 2017 and 2016.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2017 and 2016.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2017, using the new corporate tax rate of 21 percent. See Note 5.

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

Reclassification

Certain amounts in the 2016 Financial statements have been reclassified to conform to the presentation used in the 2017 Financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company borrowed $163,000 from Mr. John Herzog under the terms of a promissory note dated July 12, 2016. The notes are secured by 3,850,000 shares of common stock and mature in three years. Interest accrues at 18% with 12% due and payable on the last day of each month. The remaining 6% of interest is due at maturity. During the year ended December 31, 2017 Mr. Herzog loaned an additional $53,500. On November 20, 2017, $216,500 of principal and $35,105 of accrued interest was converted into 2,516,050 shares of common stock.

On October 31, 2017, the Company received an advance of $3,481 from OLBPAY, Inc. Ronny Yakov is also the CEO of OLBPay, Inc. The advance was used for operating expenses, is unsecured, non-interest bearing and due on demand.

On December 31, 2017, the Company converted $380,502 of accrued salary due to the CEO into 3,805,017 shares of common stock.

NOTE 4 – COMMON STOCK

On December 31, 2017, the Company issued 25,000 shares of common stock to a third party for accounting services. The shares were valued at $0.10 per shares for total non-cash expense of $2,500.

NOTE 5 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used in the current year due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred tax assets:
NOL carryover	$818,000	$1,267,000
Deferred tax liabilities:
None	-	-
Valuation allowance	(818,000)	(1,267,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Book loss	$(125,000)	$(124,000)
Meals and entertainment	3,800	2,000
Stock based compensation and accrued officer salary	125,000	48,600
Valuation allowance	(3,800)	73,400
	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards of approximately $3.9 million that maybe offset against future taxable income.  No tax benefit has been reported in the December 31, 2017 or 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2017 was a decrease of $449,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $701,000, with a corresponding adjustment to valuation allowance of $701,000 as of December 31, 2017.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

NOTE 6 – COMMITMENT

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ management has analyzed our operations from the balance sheet date through the date the financial statements were available to be issued.

Memorandum of Sale

On April 9, 2018, Securus365, Inc., a Delaware corporation (“Securus”), eVance Capital, Inc., a Delaware corporation (“eVance Capital”), and eVance Inc., a Delaware corporation (“eVance”, and collectively with Securus and eVance Capital, the “Purchasers”), each of which Purchaser is a newly formed wholly-owned subsidiary of The OLB Group, Inc., a Delaware corporation (the “Company”), entered into a Memorandum of Sale (the “Memorandum of Sale”) by and among the Purchasers and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), in its capacity as administrative agent and collateral agent to certain secured lenders of the Debtors (as defined below), pursuant to which the Purchasers acquired substantially all of the assets of the Debtors (the “Asset Acquisition”) through a foreclosure sale arranged by GACP under the Uniform Commercial Code of the State of New York (“UCC”) of the collateral of Excel Corporation (“Excel”) and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (Excel and such subsidiaries, collectively, the “Debtors”) under the Loan and Security Agreement, dated as of November 2, 2016, by and among GACP, the lenders thereunder and the Debtors and related loan documents, as amended (the “Excel Loan and Security Agreement”).

GACP exercised its post-default remedies and realized on the collateral securing the Debtors’ obligations under the Excel Loan and Security Agreement by conducting a public auction of certain assets of the Debtors on April 9, 2018 in accordance with the UCC. The Purchasers submitted the Memorandum of Sale at such auction, which constituted the Purchasers’ bid for substantially all of the assets of the Debtors (“Acquired Assets”), which bid was accepted by GACP on April 9, 2018 in connection with the simultaneous signing and closing (the “Closing”) of the transactions contemplated under the Memorandum of Sale and the Credit Agreement (defined below).

In consideration for the sale and transfer of the Acquired Assets at the Closing, the Purchasers assumed certain post-Closing obligations under assigned contracts and paid to GACP the sum of $12,500,000, through the deemed simultaneous financing of such purchase price to the Purchasers under the Credit Agreement. Pursuant to the Memorandum of Sale, the Purchasers purchased from GACP and accepted all of the Debtors’ right, title and interest in and to the Acquired Assets “as is”, “where is” and “with all faults” and without any representations or warranties, express or implied, of any nature whatsoever. Any representations made by the parties in the Memorandum of Sale did not survive the Closing, and there is no indemnification rights for either party’s breach.

Credit Agreement

In order to finance the Asset Acquisition, GACP, as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder, provided a term loan of $12,500,000 (the “Term Loan”) to the Purchasers, Omnisoft, Inc., a Delaware corporation (“Omnisoft”), and CrowdPay.us, Inc., a New York corporation (“CrowdPay” and, collectively with the Purchasers and Omnisoft, the “Borrowers”), each of Omnisoft and Crowdpay being affiliates of the Company’s majority stockholder, which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”), dated as of April 9, 2018, by and among the Loan Parties, the lenders from time to time party thereto as lenders (the “Lenders”) and the Agent.

The Term Loan matures in full on April 9, 2021, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan must be repaid on or prior to July 15, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 (in each case subject to earlier repayment under certain circumstances, including if a Loan Party consummates an equity financing), with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full with thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

The obligations of the Loan Parties under the Credit Agreement are secured by all of their respective assets and the Loan Parties pledged all of their assets as collateral for their obligations under the Credit Agreement. Additionally, the Company pledged its ownership interests in the Purchasers and any of its other subsidiaries that it may form or acquire from time to time.

The Credit Agreement includes customary representations, warranties and financial and other covenants of the Loan Parties for the benefit of the Lenders and the Agent. The obligations of the Loan Parties under the Credit Agreement are subject to customary events of default for a secured term loan. Each Loan Party is jointly and severally liable for the obligations under the Credit Agreement.

Warrants

Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 (the “Issuance Date”) the Company issued to GACP a Warrant (the “Warrant”) to purchase 1,200,000 shares of common stock of the Company (“Warrant Shares”) at an exercise price of $0.25 per share, subject to adjustment as set forth in the Warrant. The Warrant is exercisable by GACP at any time from the Issuance Date until the later of (i) the third (3rd) anniversary of the Issuance Date and (ii) the date on which all obligations under the Credit Agreement have been satisfied in full. The Warrant may be redeemed for $0.0001 per Warrant Share, at the sole discretion of the Company, at any time after the six (6) month anniversary of the Issuance Date if the closing sales price of the Company’s common stock equals or exceeds $5.00 per share on each of the 20 trading days within any 30 day trading day period ending on the third (3rd) trading day prior to the date on which the Company provides a notice of redemption. GACP has certain piggy-back registration rights as set forth in the Warrant with respect to the Warrant Shares to be issued upon exercise of the Warrant. After the six (6) month anniversary of the Issuance Date, GACP can exercise the Warrant using a “cashless exercise” feature to the extent that GACP exercises the Warrant for a number of Warrant Shares in excess of the number Warrant Shares that have been registered for resale under U.S. securities laws.

As additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company also entered into a letter agreement (the “Additional Warrants Agreement”) with GACP, pursuant to which the Company agreed that if the Company at any time after the Closing and prior to the satisfaction of all outstanding obligations under the Credit Agreement requests for GACP to provide debt financing for the acquisition of a company or operating business by the Company or its subsidiaries, and GACP or its affiliates provide all of the debt financing for such acquisition, the Company will issue to GACP a warrant to purchase 200,000 shares of the Company’s common stock (an “Additional Warrant”) upon the closing of such debt-financing, with such Additional Warrant in substantially the same form as the Warrant, up to a total of four (4) Additional Warrants for four debt-financed acquisitions under the Additional Warrants Agreement. The exercise price of the Additional Warrants, if issued, will be $0.30 per share for the first Additional Warrant, $0.35 per share for the second Additional Warrant, $0.40 per share for the third Additional Warrant and $0.45 per share for the fourth Additional Warrant, with the number of shares and exercise price subject to adjustment as set forth in the Additional Warrants Agreement and the Additional Warrant.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position
Ronny Yakov	59	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and Director

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2017	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000
President and Interim CFO	2016	$275,000	$0	$0	$0	$0	$0	$18,000	$293,000

(1) Partially accrued but not paid and converted to stock on a quarterly or annual basis.

(2) Car allowance

Employment Agreements

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2018, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At April 10, 2018, 19,825,364 shares of our common stock were outstanding.

Title of class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Ownership (1)(2)
Common	Ronny Yakov, Chief Executive Officer, Director 200 Park Avenue, Suite 1700 New York, NY 10166	11,494,879	58%
	All directors and officers as a group (1 person)	11,494,879	58%
Common	John Herzog 824 Harbor Road Southport, CT 06890	5,770,944	29%
	Non Director and Non Officer as a Group (1 person)	5,770,944	29%

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

	2017	2016
Audit fees	$12,500	$15,000
Audit related fees	$-	$-
Tax fees	$1,000	$1,000
All other fees	$-	$-
Total	$13,500	$16,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 13, 2018	BY:	/s/ Ronny Yakov
Ronny Yakov
President and Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	President and Treasurer Director Interim	April 13, 2018
Ronny Yakov	Chief Financial Officer (Chief Executive Officer and Principal Financial Officer)

