Form 10-Q
period 2018-03-31
OLB GROUP, INC.
filed 2018-05-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018 the Company had outstanding 19,825,364 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current Assets:
Cash	$353	$580
Prepaids	15,000	-

Total Current Assets	15,353	580

Other Assets:

Internet domain	4,965	4,965

TOTAL ASSETS	$20,318	$5,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$89,968	$89,640
Accrued interest, related party	296	-
Accrued compensation	91,591	-
Loans payable, related party	34,481	3,481

Total Current Liabilities	216,336	93,121

Total Liabilities	216,336	93,121

Stockholders’ Deficit
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 19,825,364 and 19,825,364 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,984	1,984
Additional paid-in capital	15,590,821	15,590,821
Accumulated deficit	(15,788,823)	(15,680,381)

Total Stockholders’ Deficit	(196,018)	(87,576)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,318	$5,545

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenue	$9,904	$15,498

Operating expenses
Cost of revenue	4,097	5,469
Officer’s compensation	93,750	68,750
General & administrative expenses	20,203	27,478
Total operating expenses	118,050	101,697

Loss from operations	(108,146)	(86,199)

Other Expense
Interest expense	(296)	(7,529)

Total other expense	(296)	(7,529)

Net Loss	$(108,442)	$(93,728)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	19,825,364	13,479,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Condensed Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,442)	$(93,728)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

Changes in assets and liabilities:
prepaids	(15,000)	-
Accounts payable	328	18,300
Accrued officer compensation	91,591	60,189
Accrued interest, related party	296	-

Net Cash Used in Operating Activities	(31,227)	(15,239)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	31,000	15,500

Net Cash Provided by Financing Activities	31,000	15,500

Net Change in Cash	(227)	261

Cash – Beginning of Period	580	1,160

Cash – End of Period	$353	$1,421

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The OLB Group, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017 included on the Company’s Form 10-K. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The company has limited cash resources, recurring cash used in operations and an operating losses history. As shown in the accompanying financial statements, as of March 31, 2018, the Company had a working capital deficiency of $200,983 and a net loss of $108,442 for the three months ended March 31, 2018. The Company’s cash flow used in operating activities was $31,227, while $31,000 was provided by financing from related parties. These factors among others, raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the company is unable to continue as a going concern.

Subsequent to the quarter ending March 31, 2018, the Company consummated a business acquisition that may enable us to continue as a going concern. As discussed in Note 5, the Company has created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations that may enable the Company to alleviate the doubt about continuing as a going concern.  The Company is currently in the process of a capital raise of up to $5,000,000 that should enable it to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) of $1,000,000 on July 15, 2018 and $2,000,000 on October 31, 2018. This, along with the additional acquisitions of CrowdPay.US, Inc, and Omnisoft, Inc. should provide the company with the assets and operations it requires to continue as a going concern. However, there are no assurances that we will be able to consummate the above capital raise.

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

Revenue and cost recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers.

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

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with the Revenue Recognition topic of the FASB ASC 606. The Company’s current contracts meet these requirements for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargeback’s from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

Reclassification

Certain amounts for the three months ended March 31, 2017 financial statements have been reclassified to conform to the presentation used in the three months ended March 31, 2018 Financial statements.

Recent Accounting Pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company received $30,000 from Mr. John Herzog. The advance was used for operating expenses, is unsecured, bears interest at 18% and is due on demand. Interest expense for the three months ended March 31, 2018, amounted to $296.

During the three months ended March 31, 2018, the Company received an advance of $1,000 from CrowdPay, Inc. Ronny Yakov is also the CEO of CrowdPay, Inc. The advance was used for operating expenses, is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMITMENT

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

NOTE 5– SUBSEQUENT EVENTS

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

Effective May 9, 2018, the Company entered into a share exchange agreement with Crowdpay.US, Inc., a New York corporation (“Crowdpay”), for which the Company will issue 87,500,000 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay will become a wholly owned subsidiary of OLB. As of the date of this filing the shares have not yet been issued.

Effective May 9, 2018, the Company entered into a share exchange agreement with OMNISOFT, Inc., a Delaware corporation (“OMNISOFT”), for which the Company will issue 55,000,000 shares of common stock for all of the authorized stock of OMNISOFT. OMNISOFT will become a wholly owned subsidiary of OLB. As of the date of this filing the shares have not yet been issued.

Subsequent to March 31, 2018, the Company approved the issuance of 25,000 shares of common stock for services rendered. As of the date of this filing the shares have yet been issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

REVENUE

Revenue from our subscription program for the three months ended March 31, 2018 decreased $2,619 to $9,904 from $12,523 for the three months ended March 31, 2017. The decrease can be attributed to a decrease in the number of subscribers to our subscription program.

COST OF REVENUE

Cost of revenue for the three months ended March 31, 2018 was $4,097 compared to $5,469 for the three months ended March 31, 2017, a decrease of $1,372 or 25.1%. The decrease is due to a decrease in administrative fees as a result of fewer subscribers to our subscription program.

OFFICER COMPENSATION

Officer compensation for the three months ended March 31, 2018 was $93,750 compared to $68,750 for the three months ended March 31, 2017, an increase of $25,000 or 36.4%. The increase is due to an increase in salary for our CEO.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $7,275 or 26.5%, to $20,203 for the three months ended March 31, 2018 from $27,478 for the three months ended March 31, 2017. A majority of G&A expense consists of professional fees and travel expense.

OTHER INCOME AND EXPENSE

Interest expense decreased from $7,529 for the three months ended March 31, 2017 to $296 for the three months ended March 31, 2018. All interest expense is from the related party loans (Note 3).

NET LOSS

The net loss increased by $14,714 from a loss of $93,728 for the three months ended March 31, 2017, to a loss of $108,442 for the three months ended March 31, 2018. The increase in net loss can be partially attributed to the increase in officer compensations.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2018, the Company used $31,227 of cash for operating activities, as compared to $15,239 cash used through the three months ended March 31, 2017.

Cash provided from financing activities during the three months ended March 31, 2018 was $31,000 as compared to $15,500 for the three months ended March 31, 2017.

Subsequent to the quarter ending March 31, 2018, the Company consummated a business acquisition that may enable us to continue as a going concern. As discussed in Note 5, the Company has created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations that may enable the Company to alleviate the doubt about continuing as a going concern.  The Company is currently in the process of a capital raise of up to $5,000,000 that should enable it to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) of $1,000,000 on July 15, 2018 and $2,000,000 on October 31, 2018. This, along with the additional acquisitions of CrowdPay.US, Inc, and Omnisoft, Inc. should provide the company with the assets and operations it requires to continue as a going concern. However, there are no assurances that we will be able to consummate the above capital raise.

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

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly and revenue is recognized over the renewal period. As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with the Revenue Recognition topic of the FASB ASC 606. The Company’s current contracts meet these requirements for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargeback’s from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting were not effective as of March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

See disclosure in Note 5.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

