Form 10-Q
period 2018-06-30
OLB GROUP, INC.
filed 2018-08-22
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(Registrant’s telephone number)

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 17, 2018, the Company had outstanding 162,350,364 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets, June 30, 2018 and December 31, 2017 (unaudited)	2

Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	4

Consolidated Notes to Condensed Financial Statements (unaudited)	5

The OLB Group, Inc.

Consolidated Condensed Balance Sheets

	Successor – Post acquisition	Predecessor– Pre-acquisition
	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Unaudited)
Current Assets:
Cash	$164,410	$251,293
Accounts receivable	545,675	463,372
Note receivable	117,670	475,000
Prepaids	19,741	69,119
Other current assets	440,070	512,503
Total Current Assets	1,287,566	1,771,287
Fixed assets, net	105,976	133,780
Other Assets:
Deposits receivable	348,267	553,748
Equity investment	-	164,631
Residual portfolios, net	1,603,054	1,784,532
Internet domain	4,965	-
Goodwill and other intangible assets	9,875,576	7,914,269
Other long-term assets	-	45,000
TOTAL ASSETS	$13,225,404	$12,367,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$477,282	$2,323,926
Accrued expenses – related party	560,391	-
Accrued compensation	13,088	472,912
Other accrued liabilities	16,582	381,031
Note payable – current portion	3,000,000	13,168,762
Total Current Liabilities	4,067,343	16,346,631
Note payable – net of current portion and debt discount of $77,469	9,422,531	-
Other long-term liabilities	14,850	31,910
Total Liabilities	13,504,724	16,378,541

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 162,350,364 shares issued and outstanding as of June 30, 2018	16,237	-
Additional paid-in capital	15,664,604	5,514,114
Accumulated deficit	(15,960,161)	(9,525,408)
Total Stockholders’ Deficit	(279,320)	(4,011,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,225,404	$12,367,247

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Successor – Post acquisition	Predecessor– Pre-acquisition
	April 9, 2018 through June 30, 2018	January 1, 2018 – April 8, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017

Revenue:
Transaction and processing fees	$3,169,647	$3,180,426	$4,082,036	$8,003,494
Merchant cash advance revenue and other	17,835	9,560	87,370	179,960
Other revenue	29,133	-	-	-
Total revenue	3,216,615	3,189,986	4,169,406	8,183,454

Operating expenses:
Processing and servicing costs	2,183,204	2,347,176	2,051,751	4,048,195
Salaries and wages	416,481	374,345	884,078	1,805,239
Outside commissions	104,827	96,791	602,029	1,197,440
General and administrative expenses	495,378	250,775	1,223,342	1,709,789
Total operating expenses	3,199,890	3,069,087	4,761,200	8,760,663

Income (Loss) from operations	16,725	120,899	(591,794)	(577,209)

Other Income (Expense):
Interest expense	(187,063)	(547,253)	(784,860)	(1,469,847)
Other, net	-	12,908	(60,175)	(60,175)
Total other expense	(187,063)	(534,345)	(845,035)	(1,530,022)

Net Loss	$(170,338)	$(413,446)	$(1,436,829)	$(2,107,231)

Loss per share, basic and diluted	$(0.00)

Weighted average shares outstanding, basic and diluted	109,126,268

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Successor – Post acquisition	Predecessor– Pre-acquisition
	April 9, 2018 through June 30, 2018	January 1, 2018 – April 8, 2018	For the Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,338)	$(413,446)	$(2,107,231)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations:
Depreciation and amortization	91,364	109,225	401,523
Paid in kind interest	-	181,725	341,961
Stock based compensation	10,566	-	20,002
Changes in assets and liabilities:
Accounts receivable	(105,592)	23,289	115,243
Prepaid expenses	19,432	10,445	23,826
Other current assets	187,078	241,835	(500)
Other long-term assets	123,472	(19,391)	(72,000)
Accounts payable	29,885	(200,700)	854,503
Accrued compensation	(78,502)	(3,156)	(17,355)
Payroll tax payable	-	-	170,035
Other accrued liabilities	-	(127,763)	(74,640)
Other long-term liabilities	-	(2,508)	(4,236)
Net Cash Provided by (Used in) Operating Activities	107,365	(200,445)	(348,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,273)	(44,899)
Payments due to disposal of operations	-	-	(50,000)
Cash from acquisition of Excel business	44,575	-	-
Net Cash used in Investing Activities	44,575	(6,273)	(94,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	-	-	(248,276)
Note and debt repayments	(30,000)	-	(512,583)
Net Cash used in Financing Activities	(30,000)	-	(760,859)

Net Change in Cash	121,940	(206,718)	(1,204,627)
Cash – Beginning of Period	42,470	251,293	1,586,206
Cash – End of Period	$164,410	$44,575	$381,579

Cash Paid For:
Interest	$127,089	-	$991,755
Income taxes	$-	-	$-
Supplemental disclosure of non-cash activities:
Common stock issued for acquisition of subsidiaries	$78,005	-	$-
Warrants issued	$84,857	-	$-
Debt assumption related to Excel business acquisition	$12,500,000	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - BACKGROUND

The Company incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com (On-line Business), Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware.

The Company sells integrated financial and transaction processing services to businesses throughout the United States. These services are provided through our wholly-owned subsidiaries, eVance and Securus. Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

CrowdPay.us, Inc. is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,0000 -$50,000,000 of various types of securities under 506c, Reg CF, Reg A+ and Form S1.

Omnisoft.io, Inc. is a platform for small merchants The Omnicommerce applications works on an iPad mobile and the web allows you to sell a store’s products in a physical, retail setting. It’s quick and easy: browse your store’s catalog, pick a customer’s products, swipe their credit card, and print their receipt or send it through email. Integrated with 80% of the merchant processors.

We also offer monthly subscription packages which includes a health benefits package. These arrangements are generally renewable monthly and revenue is recognized over the renewal period.

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

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017 included on the Company’s Form 10-K. The results of the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

As of the date of this filing the Company is delinquent in filing its amended for 8-K/A in which it will include the audited consolidated financial statements of Excel Corporation, the predecessor company, for the year ended December 31, 2017.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, Crowdpay.US, and OMNISOFT, Inc. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The assets and liabilities of CrowdPay and Omnisoft in these financial statements have been reflected on a historical cost basis because the transfer of CrowdPay and Omnisoft to the Company is considered a common control transaction. When the Company acquired CrowdPay and Omnisoft, the Company, CrowdPay and Omnisoft were under direct control of Mr. Ronny Yakov, CEO.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners. These residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable to be fully collectible and accordingly, no allowance for doubtful accounts is required.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are amortized over the lesser of the expected term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Residual Portfolios

Residual portfolios are valued at fair value on the date of acquisition and are amortized over their estimated useful lives (7 years).

Equity Investments

Equity investments are valued at fair value on the date of acquisition using the equity method of accounting and adjusted in subsequent periods for the Company’s share of the investment’s earnings and distributions.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Acquisition Reporting

As discussed in Note 1, the Company entered into an Asset Purchase Agreement, pursuant to which the Company purchased certain assets used in the integrated financial and transaction processing services business.

The unaudited consolidated financial statements herein are presented under predecessor entity reporting and because the acquiring entity had nominal operations as compared with the acquired stations (“Predecessor Business”), prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 9, 2018, the effective date of the Asset Purchase Agreement. In the following discussion, the results of operations and cash flows for the periods ended on or prior to April 9, 2018, and the financial position of the Predecessor Business as of balance sheet dates on or prior to April 9, 218 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of the Company for periods beginning on April 9, 2018 and the financial position of the Company as of June 30, 2018 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

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

The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. In the case of “wholesale” residual revenue in which the Company has a direct contractual relationship with the merchant, bears risk of chargebacks and performs underwriting on the merchants, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees as expenses. In cases of residual revenue where the Company is not responsible for merchant underwriting and has no chargeback liability and has no or limited contractual relationship with the merchant, the Company records the amount it receives from the processor net of interchange and other processing fees as revenue.

The Company acts as an ISO offering alternative financing and working capital solutions (merchant cash advances) to small and medium sized businesses using a variety of third party funding sources. As an ISO, we earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

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

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3: Level 3 inputs are unobservable inputs.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents, Accounts Receivable, Other Current Assets, Accounts Payable, Accrued Compensation and Other Accrued Liabilities.

The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

Note Receivable, Other Long Term Assets, Notes Payable, and Other Long Term Liabilities.

The carrying amounts approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Recent Accounting Pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, as of June 30, 2018, the Company had a cash balance of $164,410 And a working capital deficit of $2,779,777 as of June 30, 2018.

On April 9, 2018, the Company consummated a business acquisition that may enable it to continue as a going concern. As discussed in Note 1, the Company has created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations that may enable the Company to alleviate the doubt about continuing as a going concern. The Company has borrowed $1,000,000 from a private investor in order to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) and is currently in the process of a capital raise of up to $5,000,000. If the full $5,000,000 is raised, the Company will have enough liquidly for the next several years. This, along with the additional acquisitions of CrowdPay.US, Inc, and Omnisoft, Inc. should provide the company with the assets and operations it requires to continue as a going concern. However, there are no assurances that we will be able to consummate the above capital raise and meet its required interest and principle payments on the loan. These factors among others, raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2018	December 31, 2017
	Successor	Predecessor
Furniture and Fixtures	$14,895	$38,882
Office Equipment	73,208	286,724
Leasehold improvements	6,207	34,824
Computer Software	12,291	182,345
	106,601	542,775
Accumulated depreciation	(625)	(408,995)
Property and equipment, net	$105,976	$133,780

Depreciation and amortization expense amounted to $625 and $43,206 for the period from April 9, 2018 through June 30, 2018, and for the six months ended June 30, 2017, respectively.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

NOTE 5 - RESIDUAL PORTFOLIO

Other assets consist of the following as of:

	June 30, 2018	December 31, 2017
	Successor	Predecessor
Residual Portfolios	$1,693,793	$2,540,690
Less Accumulated Amortization	(90,739)	(756,158)
Residual Portfolios, net	$1,603,054	$1,784,532

Amortization expense amounted to $90,739 and $358,317 for the period from April 9, 2018 through June 30, 2018, and for the six months ended June 30, 2017, respectively.

NOTE 6 - BUSINESS COMBINATION

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Described in detail filed on May The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

The acquisition of OmniSoft and CrowdPay as wholly owned subsidiaries as well as the assets purchased from Great American Capital Partners (GACP) which have been allocated to a new wholly owned subsidiary eVance, Inc. into The OLB Group are considered common control transactions. Prior to the acquisition of the Assets, all 3 companies into The OLB Group, are GACP purchase assets, OMNISOFT and CrowdPay by Mr. Yakov and Mr. Herzog, the Company’s Chief Executive Officer, beginning on April 9, 2018. The acquisitions of OmniSoft and CrowdPay were a transfer of businesses between entities under common control. The financial information for the acquisition of assets has been included in the Company’s consolidated financial statements beginning on April 9, 2018 as OLB Group only had nominal activities from April 9, 2018, when Mr. Yakov acquired control of the Company.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

Goodwill increased during the second quarter due to the acquisitions of eVance Inc, Securus356 and eVance Capital. OLB’s Form 8K dated April 13, 2018 includes more complete description of the acquisition. OLB obtained a term loan in the amount of $12,500,000 to complete the acquisition. The value of the loan was greater than the acquired assets increasing the balance of Goodwill.

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$12,500,000

Tangible assets acquired	$2,968,589
Liabilities assumed	(344,165)
Net tangible assets	2,624,424
Goodwill and other intangibles	9,875,576
Total purchase price	$12,500,000

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

NOTE 7 - NOTE PAYABLE

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

The Term Loan matures in full on April 9, 2021, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan must be repaid on or prior to July 15, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 (in each case subject to earlier repayment under certain circumstances, including if a Loan Party consummates an equity financing), with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full within thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

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

NOTE 8 - WARRANTS

Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company issued to GACP a Warrant to purchase 1,200,000 shares of common stock of the Company at an exercise price of $0.25 per share, subject to adjustment as set forth in the Warrant. The Warrant is exercisable by GACP at any time from the Issuance Date until the later of (i) the third (3rd) anniversary of the Issuance Date and (ii) the date on which all obligations under the Credit Agreement have been satisfied in full. The Warrant may be redeemed for $0.0001 per Warrant Share, at the sole discretion of the Company, at any time after the six (6) month anniversary of the Issuance Date if the closing sales price of the Company’s common stock equals or exceeds $5.00 per share on each of the 20 trading days within any 30 day trading day period ending on the third (3rd) trading day prior to the date on which the Company provides a notice of redemption. GACP has certain piggy-back registration rights as set forth in the Warrant with respect to the Warrant Shares to be issued upon exercise of the Warrant. After the six (6) month anniversary of the Issuance Date, GACP can exercise the Warrant using a “cashless exercise” feature to the extent that GACP exercises the Warrant for a number of Warrant Shares in excess of the number Warrant Shares that have been registered for resale under U.S. securities laws.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

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

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $84,857 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.25, 2.43% risk free rate, 90.72% volatility and expected life of the warrants of 3 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	-	$-	$-

Issued	1,200,000	$0.25	$0.15
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, June 30, 2018	1,200,000	$0.25	$0.53	$336,000

Exercisable, June 30, 2018	1,200,000	$0.25	$0.53	$336,000

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,200,000	2.86 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.53 as of June 30, 2018, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

June 30, 2018

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company received $30,000 from Mr. John Herzog. The advance was used for operating expenses, is unsecured, bears interest at 18% and is due on demand. This loan was repaid in full as of June 30, 2018.

NOTE 10 - COMMON STOCK

During the six months June 30, 2018, the Company approved the issuance of 25,000 shares of common stock for services rendered, the shares were issued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $3,750.

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

NOTE 11 - COMMITMENTS

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

Office Lease

The Company leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $8,278 to $9,046 throughout the term of the lease.

The future minimum lease payments required under the operating lease as of June 30, 2018 are as follows:

2018	$48,000
2019	88,000
Total	$136,000

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ management has analyzed our operations from the balance sheet date through the date the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” and as amended by the Amendment, the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and Crowdpay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2016 and 2017, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Credit Agreement, (iv) carved out from the collateral under the Credit Agreement the Note Collateral Shares (as defined below) and (v) permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Credit Agreement as long as there is then no event of default.

On July 30, 2018, pursuant to the terms of the Amendment, the Company issued to John Herzog, a significant stockholder of the Company (the “payee”), a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note matures on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Payee to make the initial payment under the Credit Agreement.

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

Refer to Note 1 to the unaudited consolidated financial statements for a description of recent acquisitions.

Our Business

The Company sells integrated financial and transaction processing services to businesses throughout the United States. These services are provided through our wholly-owned subsidiaries, eVance and Securus. Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. While we are required to provide historic financial information for the Predecessor, readers should not place undue reliance on historic Predecessor financial information which is unaudited. In addition, there are no assurances that the results of operations of the Predecessor will be comparable to our results of operations in future periods.

As described elsewhere herein, our revenues for the Successor period include revenues from our Parent Company, The OLB Group, Inc, OmniSoft, Inc and Crowdpay.US, Inc, together with revenues from the Predecessors’ businesses. Revenue from all but the Predecessors’ Company are considered to be immaterial. These revenues are reflected in a separate column on our unaudited consolidated statement of operations appearing elsewhere in this report.

Results of Operations

Our revenues during the Predecessor periods included revenues from the businesses of the Predecessor only. During the Successor period the majority of our total revenues for the Successor are from transaction and processing fees related to electronic payment totaling $3,169,647 for the period from April 9, 2018 through June 30, 2018.

During the same three-month period, cost of goods sold related to payment processing combined for $2,183,204. These revenues and expenses are reflected in our unaudited consolidated statement of operations.

Selling, general and administrative (“SG&A”) expenses were $1,016,686 for the period from April 9, 2018 through June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, as of June 30, 2018, the Company had a cash balance of $164,410 And a working capital deficit of $2,779,777 as of June 30, 2018.

As described in Note 6 in order to finance the Asset Acquisition, the Company executed a term loan agreement with GACP, for $12,500,000. The Term Loan matures in full on April 9, 2021, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan must be repaid on or prior to July 15, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 (in each case subject to earlier repayment under certain circumstances, including if a Loan Party consummates an equity financing), with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full with thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

On April 9, 2018, the Company consummated a business acquisition that may enable it to continue as a going concern. As discussed in Note 1, the Company has created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations that may enable the Company to alleviate the doubt about continuing as a going concern. The Company has borrowed $1,000,000 from a private investor in order to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) and is currently in the process of a capital raise of up to $5,000,000. If the full $5,000,000 is raised, the Company will have enough liquidly for the next several years. This, along with the additional acquisitions of CrowdPay.US, Inc, and Omnisoft, Inc. should provide the company with the assets and operations it requires to continue as a going concern. However, there are no assurances that we will be able to consummate the above capital raise and meet its required interest and principle payments on the loan. These factors among others, raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the company is unable to continue as a going concern.

On July 30, 2018, pursuant to the terms of the Amendment, the Company issued to John Herzog, a significant stockholder of the Company (the “payee”), a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note matures on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Payee to make the initial payment under the Credit Agreement.

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” and as amended by the Amendment, the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and Crowdpay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2016 and 2017, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Credit Agreement, (iv) carved out from the collateral under the Credit Agreement the Note Collateral Shares (as defined below) and (v) permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Credit Agreement as long as there is then no event of default.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2018 and December 31, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired in connection with an acquisition. Goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment may have occurred.

Residual Portfolios

Residual portfolios are valued at fair value on the date of acquisition and are amortized over their estimated useful lives (7 years).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2018	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2018	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

