Form 10-Q
period 2018-09-30
OLB GROUP, INC.
filed 2018-11-19
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 16, 2018, the Company had outstanding 162,350,364 shares of its common stock, par value $0.0001.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets, September 30, 2018 and December 31, 2017 (unaudited)	2

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	3

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	4

Consolidated Notes to Condensed Financial Statements (unaudited)	5

The OLB Group, Inc.

Consolidated Condensed Balance Sheets

	Successor – Post acquisition	Predecessor– Pre-acquisition
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$92,486	$225,227
Accounts receivable	529,979	564,014
Note receivable	-	357,330
Prepaid expenses	8,688	69,119
Other current assets	57,343	85,839
Total Current Assets	688,496	1,301,529

Other Assets:
Note receivable	117,669	-
Property and equipment, net	78,661	118,240
Residual portfolios, net	5,919,594	1,784,532
Internet domain	4,965	-
Goodwill and other intangible assets	5,522,506	-
Other long-term assets	348,366	412,513
TOTAL ASSETS	$12,680,257	$3,616,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$400,132	$2,323,926
Accrued expenses – related party	81,694	-
Accrued compensation	552,180	472,912
Other accrued liabilities	58,299	381,031
Note payable – related parties	1,025,000	-
Note payable – current portion	2,000,000	13,911,233
Total Current Liabilities	4,117,305	17,089,102
Long Term Liabilities:
Note payable – net of current portion debt discount of $131,737	9,368,263	-
Other long-term liabilities	13,232	31,909
Total Liabilities	13,498,800	17,121,011

Commitments and contingencies (Note 11)	-	-

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 162,350,364 shares issued and outstanding as of September 30, 2018	16,237	-
Additional paid-in capital	15,739,344	5,514,114
Accumulated deficit	(16,574,124)	(19,018,311)
Total Stockholders’ Deficit	(818,543)	(13,504,197)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,680,257	$3,616,814

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Successor – Post acquisition		Predecessor– Pre-acquisition
	July 1, 2018 through September 30, 2018	April 9, 2018 through September 30, 2018	January 1, 2018 – April 8, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017

Revenue:
Transaction and processing fees	$2,946,757	$6,116,404	$3,180,426	$3,542,509	$11,538,390
Merchant cash advance revenue and other	6,221	24,056	9,560	55,762	243,336
Other revenue	22,537	51,670	-	-	-
Total revenue	2,975,515	6,192,130	3,189,986	3,598,271	11,781,726

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,157,073	4,052,108	2,256,437	2,283,330	7,224,733
Merchant portfolio amortization expense	167,184	455,353	90,739	90,739	272,217
Salaries and wages	431,176	847,657	374,345	634,917	2,348,123
Outside commissions	48,199	153,026	96,791	88,921	251,742
General and administrative expenses	470,423	965,801	250,775	855,895	2,617,651
Total operating expenses	3,274,055	6,473,945	3,069,087	3,953,802	12,714,466

Income (loss) from operations	(298,540)	(281,815)	120,899	(355,531)	(932,740)

Other Income (Expense):
Interest expense	(315,424)	(502,487)	(547,253)	(794,717)	(2,305,272)
Other, net	-	-	12,908	20,468	1,002
Total other expense	(315,424)	(502,487)	(534,345)	(774,249)	(2,304,270)

Net Loss	$(613,964)	$(784,302)	$(413,446)	$(1,129,780)	$(3,237,010)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	162,350,364	137,921,364

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Successor – Post acquisition	Predecessor– Pre-acquisition
	April 9, 2018 through September 30, 2018	January 1, 2018 – April 8, 2018	For the Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,302)	$(413,446)	$(3,237,010)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	483,294	109,225	335,956
Amortization of debt discount	27,289	-	-
Paid in kind interest	-	181,725	584,585
Stock based compensation	3,750	-	20,002
Loss in investment accounted for under the equity method	-	-	6,694
Changes in assets and liabilities:
Accounts receivable	(89,896)	23,289	312,089
Prepaid expenses	30,485	10,445	16,041
Other current assets	144,691	241,835	2,510
Other long-term assets	187,078	(19,391)	(68,796)
Accounts payable	(47,265)	(200,700)	1,321,699
Accrued compensation	(79,417)	(3,156)	127,670
Other accrued liabilities – related party	81,694	-	-
Other accrued liabilities	41,717	(127,763)	(128,313)
Other long-term liabilities	(18,677)	(2,508)	(57,017)
Net Cash Used in Operating Activities	(19,559)	(200,445)	(763,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,273)	(46,906)
Cash from acquisition of Excel business	44,575	-	-
Net Cash provided by (used in) Investing Activities	44,575	(6,273)	(46,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	1,055,000	-	-
Payment on note payable – related party	(30,000)	-	-
Payment on notes payable	(1,000,000)	-	(523,219)
Net Cash provided by (used in) Financing Activities	25,000	-	(523,219)

Net Change in Cash	50,016	(206,718)	(1,334,015)
Cash – Beginning of Period	42,470	251,293	1,586,207
Cash – End of Period	$92,486	$44,575	$252,192

Cash Paid For:
Interest	$464,875	$-	$991,755
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash activities:
Common stock issued for acquisition of subsidiaries	$78,005	$-	$-
Warrants issued	$84,825	$-	$-
Debt assumption related to Excel business acquisition	$12,500,000	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

The OLB Group, Inc.

Notes to the Consolidated Condensed Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – BACKGROUND

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

Effective May 9, 2018, the Company entered into a share exchange agreement with Crowdpay.US, Inc., a New York corporation (“Crowdpay”), for which the Company issued 87,500,000 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay became a wholly owned subsidiary of OLB.

Effective May 9, 2018, the Company entered into a share exchange agreement with OMNISOFT, Inc., a Delaware corporation (“OMNISOFT”), for which the Company issued 55,000,000 shares of common stock for all of the authorized stock of OMNISOFT. OMNISOFT became a wholly owned subsidiary of OLB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017 included on the Company’s Form 10-K. The results of the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Principles of Consolidation

The accompanying unaudited interim consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, Crowdpay.US, and OMNISOFT, Inc. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The assets and liabilities of CrowdPay and Omnisoft in these financial statements have been reflected on a historical cost basis because the transfer of CrowdPay and Omnisoft to the Company is considered a common control transaction. When the Company acquired CrowdPay and Omnisoft, the Company, CrowdPay and Omnisoft were under direct control of Mr. Ronny Yakov, CEO.

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

Indefinite Lived Intangibles Assets and Goodwill

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2018 and December 31, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Basis of Presentation and Principles of Consolidation

The acquisition of assets purchased from Great American Capital Partners (GACP) as well as OmniSoft and CrowdPay as a wholly subsidiaries the GACP assets have been allocated to a new wholly owned subsidiary eVance, Inc. into The OLB Group are considered common control transactions. Prior to the acquisition of the Assets, all 3 companies into The OLB Group, are GACP purchase assets OMNISOFT and CrowdPay by Mr. Yakov and Mr. Herzog, the Company’s Chief Executive Officer, beginning on April 9, 2018. When businesses that will be consolidated by the Company, is acquired from GACP, the transaction was accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. The acquisitions of the assets were a transfer of businesses between entities under common control. Accordingly, the accompanying unaudited consolidated condensed financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The financial information for the acquisition of assets has been included in the Company’s consolidated condensed financial statements beginning on April 9, 2018 as OLB Group only had nominal activities from April 9, 2018, when Mr. Yakov acquired control of the Company.

The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The consolidated financial statements are comprised of the records of the Company and its wholly owned subsidiaries: eVance, CrowdPay and OmniSoft. All intercompany transactions have been eliminated on consolidation. The assets and liabilities of all subsidiaries in these financial statements have been reflected on a historical cost basis because the transfer of eVance, CrowdPay and OmniSoft to the Company is considered a common control transaction. When the Company acquired assets from GACP and OMNISOFT and CrowdPay, the Company, CrowdPay and OmniSoft were under direct control of Mr. Yakov and Mr. Herzog.

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

Net Loss per Share

Net income (loss) per common share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. The weighted average number of common shares for the three months ended September 30, 2018 and the period from April 9, 2108 through September 30, 2018 do not include warrants to acquire 1,200,000 shares of common stock because of their anti-dilutive effect.

Acquisition Reporting

As discussed in Note 1, the Company entered into an Asset Purchase Agreement, pursuant to which the Company purchased certain assets used in the integrated financial and transaction processing services business.

The unaudited interim consolidated condensed financial statements herein are presented under predecessor entity reporting and because the acquiring entity had nominal operations as compared with the acquired stations (“Predecessor Business”), prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 9, 2018, the effective date of the Asset Purchase Agreement. In the following discussion, the results of operations and cash flows for the periods ended on or prior to April 9, 2018, and the financial position of the Predecessor Business as of balance sheet dates on or prior to April 9, 218 are referred to herein as “Predecessor” financial information, and the results of operations and cash flows of the Company for periods beginning on April 9, 2018 and the financial position of the Company as of September 30, 2018 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

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

The Company acts as an ISO offering alternative financing and working capital solutions (merchant cash advances) to small and medium sized businesses using a variety of third-party funding sources. As an ISO, we earn commissions from capital funders by placing their financial products with our merchant customers. This portion of our business does not yet represent a significant portion of our revenues, costs or assets.

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

Membership Fees

The Company recognizes revenues from membership fees for the sales of health-related discount benefit plans as earned as part of the ShopFast program. These arrangements are generally renewable monthly, and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with the Revenue Recognition topic of the FASB ASC 605. The Company’s current contracts meet these requirements for reporting revenue on a gross basis. The Company records a reduction in revenue for refunds, chargebacks from credit card companies, and allowances based upon actual history and management’s evaluation of current facts and circumstances.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

On April 9, 2018, the Company consummated a business acquisition and as discussed in Note 1, has also created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations. The Company has borrowed $1,000,000 from a private investor in order to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) and is currently in the process of a capital raise of up to $7,500,000. If the full $7,500,000 is raised, the Company will have enough liquidly for the next several years and to make additional acquisitions as well as internal organic growth. This, along with the additional acquisitions of CrowdPay.US, Inc, and Omnisoft, Inc. should provide the company with the assets and operations it requires to pursue profitable business operations.

Since the consummation of the Excel’s subsidiaries’ Asset Acquisition and the share exchange, we have limited history upon which an evaluation of our performance and future prospects can be made. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuation in operating results as we manage our growth and react to competitors and developments in the markets in which we compete.

In order to mitigate the above risk, the Company has obtained a written agreement from Mr. Herzog, a related party and significant stockholder, that he will provide any additional financial support if needed, in order to satisfy any debt or other obligations over the next twelve months. Mr. Herzog has a history of funding the company with related party loans. If necessary, the Company plans to continue to use the financial resources of its related parties in the future.

For the period April 9, 2018 through September 30, 2018 the Company had revenue of $6,192,130. Total revenue, including revenue from the predecessor company, from January 1, 2018 through September 30, 2018 was $9,382,116. For the period April 9, 2018 through September 30, 2018 the Company had a loss of $784,302 which included non-cash depreciation and amortization of $483,294. Currently management believes that the monthly cash from operations is sufficient to meet operating expenses and interest costs for the next twelve months.

As discussed in Note 12, the Company settled the second scheduled note obligation of $2,000,000 on November 14, 2018 from additional financial support from a related party investor.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2018	December 31, 2017
	Successor	Predecessor
Furniture and Fixtures	$14,895	$36,471
Office Equipment	73,208	180,576
Leasehold improvements	6,207	-
Computer Software	12,292	63,607
	106,602	280,654
Accumulated depreciation	(27,941)	(162,414)
Property and equipment, net	$78,661	$118,240

Depreciation and amortization expense amounted to $27,941 and $63,739 for the period from April 9, 2018 through September 30, 2018, and for the nine months ended September 30, 2017, respectively.

NOTE 5 – RESIDUAL PORTFOLIO

Other assets consist of the following as of:

	September 30, 2018	December 31, 2017
	Successor	Predecessor
Residual Portfolios	$6,374,947	$2,540,690
Less Accumulated Amortization	(455,353)	(756,158)
Residual Portfolios, net	$5,919,594	$1,784,532

Amortization expense amounted to $455,353 for the period from April 9, 2018 through September 30, 2018, and $636,831 for the nine months ended September 30, 2017, respectively.

NOTE 6 – BUSINESS COMBINATION

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

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing note payable	$12,500,000

Tangible assets acquired	$2,968,589
Liabilities assumed	(344,165)
Net tangible assets	2,624,424
Residual values	4,353,070
Goodwill	5,522,506
Total purchase price	$12,500,000

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

NOTE 7 – NOTE PAYABLE

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

Pursuant to the Note Agreement, the Company issued warrants to acquire 1,200,000 shares of common stock (see Note 8) and recorded a debt discount of $159,026, During the nine months ended September 30, 2018, the Company recorded amortization expense of $27,289.

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

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” and as amended by the Amendment, the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and Crowdpay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2016 and 2017, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Credit Agreement, and permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Credit Agreement. The Company has borrowed $1,000,000 from a private investor in order to make its first scheduled payment. At September 30, 2018, the principal amount due is $11,500,000 and the unamortized debt discount is $131,737. The Company is in default of its debt covenants and has received a waiver from GACP.

NOTE 8 – WARRANTS

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

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants, which was allocated against the debt proceeds totaled $159,026 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.25, 2.43% risk free rate, 198.92% volatility, dividend yield of 0% and expected life of the warrants of 3 years. The fair value was credited to additional paid in capital and debited to debt discount to be amortized over the term of the loan.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	-	$-	$-

Issued	1,200,000	$0.25	$0.15
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2018	1,200,000	$0.25	$0.20	$-

Exercisable, September 30, 2018	1,200,000	$0.25	$0.20	$-

Range of Exercise Prices	Number Outstanding 9/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,200,000	2.61 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.20 as of September 30, 2018, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company received $30,000 from Mr. John Herzog. The advance was used for operating expenses, is unsecured, bears interest at 18% and is due on demand. This loan was repaid in full as of September 30, 2018.

On July 30, 2018, pursuant to the terms of the Amendment (Note 7), the Company issued to John Herzog, a significant stockholder of the Company a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note matures on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Payee to make the initial payment under the Credit Agreement.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, in order to pay for audit services. The loan is unsecured, bears interest at 12% and is due on demand.

As of September 30, 2018, the Company had accrued expenses due to related parties of $81,694.

NOTE 10 – COMMON STOCK

During the nine months September 30, 2018, the Company approved the issuance of 25,000 shares of common stock for services rendered, the shares were issued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $3,750.

Effective May 9, 2018, the Company entered into a share exchange agreement with Crowdpay.US, Inc., a New York corporation (“Crowdpay”), for which the Company issued 87,500,000 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay will became a wholly owned subsidiary of OLB.

Effective May 9, 2018, the Company entered into a share exchange agreement with OMNISOFT, Inc., a Delaware corporation (“OMNISOFT”), for which the Company issued 55,000,000 shares of common stock for all of the authorized stock of OMNISOFT. OMNISOFT will became a wholly owned subsidiary of OLB.

NOTE 11 – COMMITMENTS

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

The future minimum lease payments required under the operating lease as of September 30, 2018 are as follows:

2018	$12,000
2019	88,000
Total	$100,000

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events¸ management has analyzed our operations from the balance sheet date through the date the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement (Note 7) that was due by October 31, 2018 was paid. Some of the covenants from the lender will now be removed based on the original agreement from April 9, 2018 as a result of the this payment having been made. There are no financial short-term obligations other than the monthly interest payment and the company is not currently in default with the lender.

On November 14, 2018, the Company issued to John Herzog, a related party and significant stockholder of the Company a subordinated promissory note in the principal amount of $2,000,000 for cash proceeds of $2,000,000. The Note matures on November 14, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Payee to make the payment under the Credit Agreement.

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

Company Overview and Description of Business

We were incorporated in the State of Delaware on November 18, 2004. The OLB Group, is a FinTech company that focuses on a suite of products in the Merchant Services and payment facilitator verticals, that is focused on providing integrated business solutions to merchants throughout the United States.  We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services and support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), Omnisoft.io, Inc., a Delaware corporation (“Omnisoft”), and CrowdPay.Us, Inc., a New York corporation (“Crowdpay”).

eVance is an ISO and payment facilitator that provides financial and transaction processing solutions to merchants throughout the United States.  eVance focuses on both obtaining and maintaining new merchant contracts for its own account (including, but not limited to, merchants that utilize the Omnisoft platform) and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement). Leveraging our relationship with three of the top five merchant processors in the United States (representing approximately 80-90% of the merchant processing market) and with use of our proprietary software, eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a "brick and mortar" location).  Our payment gateway (which we call “SecurePay”) also enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution.  eVance operates as both a wholesale ISO and a retail ISO depending on the risk profile of the merchant and the applicable merchant processor and acquiring bank. As a wholesale ISO, eVance underwrites the processing transactions for merchants, establishing a direct relationship with the merchant and generating individual merchant processing contracts in exchange for future residual payments.  As a retail ISO, eVance primarily gathers the documents and information that our partners (acquiring banks and acquiring processors) need to underwrite merchants’ transactions and as a result receives only residual income as commission for merchants it places with our partners.

Omnisoft operates a cloud-based business management platform that provides turnkey solutions for merchants to enable them to build and manage their retail businesses, whether online or at a “brick and mortar” location. The Omnisoft platform, which can be accessed by merchants through any mobile and computing device, allows merchants to, among other features, manage and track inventory, track sales and process customer transactions and can provide interactive data analysis concerning sales of products and need for additional inventory. Merchants generally utilize the platform by uploading to the platform information about their inventory (description of units, number of units, price per unit, and related information).  Once such information has been uploaded, merchants, either with their own device or with hardware that we sell directly to them, are able to utilize the platform to monitor inventory and process and track sales of their products (including coordinating shipping of their products with third party logistics companies). We manage and maintain the Omnisoft platform through a variety of domain names or a merchant can integrate our platform with their own domain name. Using the Omnisoft platform, merchants can “check-out” their customers at their “brick and mortar” stores or can sell products to customers online, in both cases accepting payment via a simple credit card or debit card transaction (either swiping the credit card or entering the credit card number), a cash payment, or by use of a QR code or loyalty and reward points, and then print or email receipts to the customer.

CrowdPay.us operates a white label capital raising platform that is used mainly by small and midsized businesses seeking to raise capital and by registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto their website.  Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under Title III of the Jumpstart Our Business Startups (the “JOBS Act”), offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and offerings pursuant to Regulation A+ of the Securities Act.  Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the Securities Exchange Commission (the “SEC”). CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the company and/or broker-dealer prior to the initiation of the offering.

Refer to Note 1 for a description of recent acquisitions.

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

Overview

We sell integrated financial and transaction processing services to businesses throughout the United States. These services are provided through our wholly-owned subsidiaries, eVance and Securus. Through our eVance subsidiary, we provide an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payments processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. We operate as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and we receive additional consideration for this service and risk. Securus operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

During the three months ended September 30, 2018 our revenue, which is primarily from transaction and processing fees related to electronic payment, totaled $2,975,515. During the same period, cost of revenue related to payment processing combined for $2,324,257 or 78.1% of revenue. During the three months ended September 30, 2017 our revenue, which is primarily from transaction and processing fees related to electronic payment, totaled $3,598,271. During the same period, cost of revenue related to payment processing combined for $2,374,069 or 65.9% of revenue.

For the three months ended September 30, 2018 Selling, general and administrative (“SG&A”) expenses were $949,798. This includes $431,176 of compensation expense, $48,199 for outside commissions and $470,423 for other general and administrative costs. For the three months ended September 30, 2017 Selling, general and administrative (“SG&A”) expenses were $1,579,733. This includes $634,917 of compensation expense, $88,921 for outside commissions and $855,895 for other general and administrative costs.

We also incurred $315,424 and $794,717 of interest expense for the three months ended September 30, 2018 and 2017, respectively, most of which is for the monthly interest payments on notes payable.

Our net loss for the three months ended September 30, 2018, was $613,964 compared to $1,129,780 for the three months ended September 30, 2017.

For the period April 9, 2018 through September 30, 2018 Compared to the None Months Ended September 30, 2017

During the Successor period the majority of our total revenues for the Successor are from transaction and processing fees related to electronic payment totaling $6,192,130 for the period from April 9, 2018 through September 30, 2018. During the same period, cost of goods sold related to payment processing combined for $4,507,461 or 72.8 of revenue.

During the nine months ended September 30, 2017 revenue, which is primarily from transaction and processing fees related to electronic payment, totaled $11,781,726. During the same period, cost of revenue related to payment processing combined for $7,496,950 or 63.6% of revenue.

Selling, general and administrative (“SG&A”) expenses were $1,966,484 for the period from April 9, 2018 through September 30, 2018. This includes $847,657 of compensation expense, $153,026 for outside commissions and $965,801 for other general and administrative costs. For the nine months ended September 30, 2017 Selling, general and administrative (“SG&A”) expenses were $5,217,516. This includes $2,348,123 of compensation expense, $251,742 for outside commissions and $2,617,651 for other general and administrative costs

We also incurred $502,487 of interest expense, $475,198 of which is for the monthly interest payments on notes payable and $27,289 is discount amortization. For the nine months ended September 30, 2017, we incurred interest expense of $2,305,272 on notes payable.

Our net loss for the period from April 9, 2018 through September 30, 2018, was $784,302. Of the loss incurred $455,353 is non-cash merchant portfolio amortization, $27,289 is debt discount amortization and we had $27,941 of depreciation expense. We also incurred approximately $350,000 of onetime non-recurring expense related to the asset acquisition. For the nine months ended September 30, 2017, we had a net loss of $3,237,010. Of the loss incurred $272,217 is non-cash merchant portfolio amortization and $63,739 of depreciation expense.

The company is processing over $82,000,000 in gross transactions on a monthly run rate and averages 1,400,000 transaction a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the USA with no concentration of industries or merchants.

We are finalizing the integration of all the applications for OmniSoft and the shopfast Omnicommerce solution with the eVance mobile payment gateway SecurePay.com. The gateway is used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions. We are also launching our new Merchant and ISO boarding system that will be able to board merchants instantly online. This will providing the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

Our back office risk and compliance system, Ingres, is connected to a list of risk and mitigation vendors and tools that instantly give us an in-depth understanding of new merchant applications. This allows our internal dashboard to provide Artificial intelligence information on the merchant.

The available merchant information processed through our systems gives us the ability to make intelligent decisions about what services we can provide to specific merchants. Services such as small business loans and instant cash advances.

During the fourth quarter the company is putting all the software applications in soft launch as beta testing. The products will officially launch in the first quarter 2019.

The Company plans to focus on prime verticals such as small banks that don’t have merchant services in-house. This allows us to be the merchant services provider for the bank and their merchants.

The Company is also in the process of becoming a Payment Facilitator (PayFac). The PayFac model allows us to instantly underwrite merchants and take the credit risk.

We are adding additional services to our payment gateway to provide services such as ACH and cloud based billings.

CrowdPay plans to increase the platform services for crowd funding by offering its white labeled solutions to issuers and investment banking firms.

LIQUIDITY AND CAPITAL RESOURCES

During the period April 9, 2018 through September 30, 2018, we used $19,559 of cash in operating activities and was provided with $44,575 of cash from the acquisition of the Excel business. We also netted $25,000 from financing activities from a short-term loan provided by our CEO.

As described in Note 7 in order to finance the Asset Acquisition, the Company executed a term loan agreement with GACP, for $12,500,000. The Term Loan matures in full on April 9, 2021, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan must be repaid on or prior to July 15, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 (in each case subject to earlier repayment under certain circumstances, including if a Loan Party consummates an equity financing), with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full with thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

On July 30, 2018, pursuant to the terms of the Amendment, the Company issued to John Herzog, a related party and significant stockholder of the Company (the “payee”), a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note matures on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares.

The Company used the proceeds received by the Payee to make the initial payment under the Credit Agreement.

On April 9, 2018, the Company consummated a business acquisition and as discussed in Note 1 has also created three new subsidiaries, acquired certain assets, including cash, and revenue generating operations that will enable the Company to fund its operations going forward. The Company has borrowed $1,000,000 from John Herzog a related party and significant stockholder of the Company in order to make its first scheduled payments on the Loan and Security Agreement (entered into on April 9, 2018) and is currently in the process of a capital raise of up to $5,000,000. If the full $5,000,000 is raised, the Company will have enough liquidly for the next several years.

As shown in the accompanying unaudited consolidated financial statements, as of September 30, 2018, the Company had a cash balance of $92,486 and total revenue from April 9, 2018 through September 30, 2018 of $6,192,130. Total revenue, including revenue from the predecessor company, from January 1, 2018 through September 30, 2018 was $9,382,116. Management believes that the monthly cash flow from operations will be sufficient to cover operating expenses for the upcoming year.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement (Mote 7) that was due by October 31, 2018 was paid. Some of the covenants from the lender will now be removed based on the original agreement from April 9, 2018 as a result of the this payment having been made. There are no financial short-term obligations other than the monthly interest payment and the company is not currently in default with the lender.

On November 14, 2018, the Company issued to John Herzog, a related party and significant stockholder of the Company a subordinated promissory note in the principal amount of $2,000,000 for cash proceeds of $2,000,000. The Note matures on November 14, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is secured by shares of common stock of a publicly traded company held by the Company. The Note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Payee to make the payment under the Credit Agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2018 and December 31, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective at September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial officer as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of September 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)