Form 10-K
period 2018-12-31
OLB GROUP, INC.
filed 2019-04-18
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $5,372,548 based on 10,136,883 non affiliate shares outstanding at $0.53 per share, which is the average closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 12, 2019, there were 162,350,364 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

i

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

Our Company

In April 2018, we completed an acquisition of substantially all of the assets of Excel Corporation (“Excel”) and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (such assets are the foundation of our eVance business). In connection with such acquisition, in May 2018, we entered into share exchange agreements with Crowdpay and Omnisoft, affiliate companies owned by Mr. Yakov and Mr. John Herzog, a significant stock holderof our company, pursuant to which each of Crowdpay and Omnisoft became solely owned subsidiaries of our company. Our Company’s headquarters is located at 200 Park Avenue, Suite 1700, New York, NY 10166. Our telephone number is (212) 278-0900.

We are FinTech company and payment facilitator (“PayFac”) that focuses on a suite of products in the merchant services and payment facilitator verticals and is focused on providing integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services and support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), Omnisoft.io, Inc., a Delaware corporation (“Omnisoft”), and CrowdPay.Us, Inc., a New York corporation (“Crowdpay”).

eVance is an independent sales organization that signs up new merchants on behalf of acquiring banks and processors (an “ISO”) that provides financial and transaction processing solutions to merchants throughout the United States. eVance differentiates itself from other ISOs by focusing on both obtaining and maintaining new merchant contracts for its own account (including, but not limited to, merchants that utilize the Omnisoft platform) and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement) and utilizing our own software and technology to provide merchants and other ISO’s differentiating products and software. In particular, we (i) own our own payments gateway, (ii) have proprietary omni-commerce software platform, (iii) have in-house underwriting and customer service, (iv) have in-house sub-ISO management system which offers sub-ISO’s and agents tools for online boarding, account management, residual reports among other tools, (v) utilize a PayFac model and (vi) offer a suite of products in the financial markets (through CrowdPay). Leveraging our relationship with three of the top five merchant processors in the United States (representing approximately 80-90% of the merchant processing market), eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a “brick and mortar” location). Our payment gateway (which we call “SecurePay”) also enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution. eVance operates as both a wholesale ISO and a retail ISO depending on the risk profile of the merchant and the applicable merchant processor and acquiring bank. As a wholesale ISO, eVance underwrites the processing transactions for merchants, establishing a direct relationship with the merchant and generating individual merchant processing contracts in exchange for future residual payments. As a retail ISO, eVance primarily gathers the documents and information that our partners (acquiring banks and acquiring processors) need to underwrite merchants’ transactions and as a result receives only residual income as commission for merchants it places with our partners. For more information regarding the electronic payment industry, see “Business–Description of our eVance Business–Our Industry.”

Omnisoft operates a cloud-based business management platform that provides turnkey solutions for merchants to enable them to build and manage their retail businesses, whether online or at a “brick and mortar” location. The Omnisoft platform, which can be accessed by merchants through any mobile and computing device, allows merchants to, among other features, manage and track inventory, track sales and process customer transactions and can provide interactive data analysis concerning sales of products and need for additional inventory. Merchants generally utilize the platform by uploading to the platform information about their inventory (description of units, number of units, price per unit, and related information). Once such information has been uploaded, merchants, either with their own device or with hardware that we sell directly to them, are able to utilize the platform to monitor inventory and process and track sales of their products (including coordinating shipping of their products with third party logistics companies). We manage and maintain the Omnisoft platform through a variety of domain names or a merchant can integrate our platform with their own domain name. Using the Omnisoft platform, merchants can “check-out” their customers at their “brick and mortar” stores or can sell products to customers online, in both cases accepting payment via a simple credit card or debit card transaction (either swiping the credit card or entering the credit card number), a cash payment, or by use of a QR code or loyalty and reward points, and then print or email receipts to the customer. For more information regarding our Omnisoft platform, see “Business–Description of our Omnisoft Business.”

CrowdPay operates a white label capital raising platform that targets small and midsized businesses seeking to raise capital and by registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto their website. Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under Title III of the Jumpstart Our Business Startups (the “JOBS Act”), offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and offerings pursuant to Regulation A+ of the Securities Act. Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the Securities Exchange Commission (the “SEC”). CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the company and/or broker-dealer prior to the initiation of the offering.

We are currently and will remain for at least the next 12 months substantially dependent on our eVance business for revenue (see our financial statements and related notes included in this annual report for more information). We expect to build out our Omnisoft software business and to rely more on our PayFac model to transition away from our reliance on our eVance business but there is no guarantee that we will be able to do so. See the section entitled “Risk Factors” in this report.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the Sarbanes-Oxley Act);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2023; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

The Company will remain an emerging growth company until the earliest to occur of: (i) the Company’s reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2024; (iii) the Company’s issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

BUSINESS

Overview

We are FinTech company and payment facilitator that focuses on a suite of products in the merchant services and payment facilitator verticals that is focused on providing integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services and support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Omnisoft, and CrowdPay.

We were incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com. The merger was done for the purpose of changing our state of incorporation from New York to Delaware. In April 2018, we completed an acquisition of substantially all of the net assets of Excel and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (such assets are the foundation of our eVance business). In May 2018, we entered into share exchange agreements with Crowdpay and Omnisoft, affiliate companies of our company’s majority stockholder, pursuant to which each of Crowdpay and Omnisoft became solely owned subsidiaries of our Company. Our Company’s headquarters is located at 200 Park Avenue, Suite 1700, New York, NY 10166. Our telephone number is (212) 278-0900.

Payment Facilitator

A payment facilitator (or “PayFac”) is a company that is sponsored by a bank or other financial institution and creates a sub-merchant account in order to provide payment processing services to merchant clients. As a payment facilitator, we are able to offer merchant services on a sub-merchant platform which allows us to on-board sub-merchants under our unique merchant ID account (an “MID”). Said differently, PayFacs operate in the same way as an ISO in terms of payment process but the on-boarding and accounting for merchants are different. With an ISO, merchants are identified with individual MID and the settlement to the merchant is handled by the settlement/acquiring bank. A PayFac has its own MID with a settlement bank and each of the merchants on-boarded by the PayFac are given sub-MID’s under the PayFac’s MID. This allows the PayFac to board a merchant very quickly and also enables the PayFac to accept responsible for settling the payment of funds to the merchant which increases the PayFac’s fees. We operate under a TSYS/ProPay (the processor in the echosystem) and the sponsoring bank that approved us was Wells Fargo.

Description of our eVance Business

General

eVance is an independent sales organization that signs up new merchants on behalf of acquiring banks and processors (an “ISO”) that provides financial and transaction processing solutions to merchants throughout the United States. eVance differentiates itself from other ISOs by focusing on both obtaining and maintaining new merchant contracts for its own account and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement) and utilizing our own software and technology to provide merchants and other ISO’s differentiating products and software. Leveraging our relationship with three of the top five merchant processors in the United States (representing approximately 80-90% of the merchant processing market) and with use of our proprietary software, eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a “brick and mortar” location). Our payment gateway (which we call “SecurePay”) also enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution.

Our ISO Operations

As described in more detail in the section entitled “Our Industry” below, an ISO is an organization that signs up new merchants on behalf of acquiring banks and processors. As an ISO, we identify merchants that are interested in our financial and transaction processing solutions and generate individual merchant processing contracts for such merchants. We operate as both a wholesale ISO and a retail ISO depending on the risk profile of the merchant and the applicable merchant processor and acquiring bank. As a wholesale ISO, we underwrite the processing transactions for merchants, establishing a direct relationship with the merchant and generating individual merchant processing contracts in exchange for future residual payments. As a retail ISO, we primarily gather the documents and information that our partners (acquiring banks and acquiring processors) need to underwrite merchants’ transactions and as a result receive only residual income as commission for merchants we place with our partners. When we onboard a new merchant, such merchant is identified with an individual merchant ID account (an “MID”) and the settlement to the merchant is handled by the acquiring bank.

Our Industry

The payment processing industry allows merchants to process credit, debit and gift and loyalty card payments along with providing other payment processing and related information services. According to The Nilson Report, personal consumption expenditures in the United States using credit cards reached $5.1 trillion in 2016, and are projected to reach $10.0 trillion in 2026, representing a compound annual growth rate of 6.8%. The electronic payments industry continues to benefit from the migration from cash and checks to credit and debit cards and other electronic payments, as well as intrinsic, aggregate growth in the Gross Domestic Product (“GDP”) in the markets we serve. This migration is being driven by consumer convenience and engagement, the increased use by consumers of online shopping, card issuer rewards, e-commerce, regulations and innovative payment and commerce solutions being introduced in these markets. In addition, broader merchant acceptance in industries that did not historically accept electronic payments helps to drive this migration. Merchants are taking advantage of new hardware options, such as mobile phone dongles and tablet solutions, to integrate payment processing solutions into general business applications, which reduce the cost and complexities of doing business and serving consumers. The Nilson Report expects purchase volumes on cards in the United States Canada to grow 6.8% and 6.6%, respectively, per year from 2016 to 2026. In Latin America, The Nilson Report expects purchase volumes on cards to grow 10.1% per year from 2016 to 2026. eVance currently provides services in the U.S. market, and may expand its business to other geographic locations. The payment processing industry is served by a variety of providers including:

●	Card issuers – Financial institutions that issue payment account products, such as credit and debit cards, to consumers backed by a credit line or a demand deposit account, such as a checking account and pay merchants on behalf of cardholders.

●	Acquiring banks – Financial institutions that accept payments from the card issuer on behalf of a merchant (any organization that accepts card-based payments in exchange for the goods and services they provide) such that the merchant does not need to have an account with the card issuer in order to accept a payment from a customer.

●	Credit card associations – Credit card brand companies (for example, Visa and MasterCard) that issue cards to consumers and set rules and route transactions among participants in their networks (card issuers and acquiring banks, for example).

●	Merchant acquirers – Providers that enable merchants to accept, process and settle electronic payments. There are various types of merchant acquirers as described below. We operate as a type of merchant acquirer.

●	Third-party providers – Other service, software and hardware companies that provide products and services designed to improve the payments experience for issuers, merchants, merchant acquirers and consumers, including mobile payment enablers, terminal manufacturers, payment gateway providers, independent software vendors, integrated point of sale systems, dealers and risk management service providers.

A typical card transaction requires close coordination among the various industry participants described above that provide the services and infrastructure required to enable such transactions. As a merchant acquirer, our role in this ecosystem is to act as a conduit between acquiring banks and credit card associations, on the one hand, and merchants, on the other hand, to enable merchants to accept, process and settle payments from customers. There are various types of merchant acquirers:

●	Non-bank merchant acquirers – These independent providers offer merchant acquiring solutions using their own proprietary and third-party platforms, and are capable of facilitating all elements of the payment transaction cycle, including the acceptance (i.e., authorization or rejection), processing and settling of merchant transactions.

●	Banks – Historically, banks have been the merchant acquirers, as they marketed merchant acquiring services in combination with other commercial banking products to their customers. In the United States, however, most banks divested these services to non-bank merchant acquirers. While some banks elected to retain in-house merchant acquiring capabilities, the vast majority of U.S. banks chose to form joint ventures or referral relationships with independent merchant acquirers.

●	IPOS providers – These companies offer software and hardware solutions that enable merchants to manage various aspects of their business, including payment acceptance through separate relationships between the IPOS providers and merchant acquirers.

●	ISOs – ISOs typically specialize in managing a sales force that targets merchants in a specific market segment or geographic region. ISOs typically outsource most merchant acquiring back-office functions, including the processing and settling of transactions, to non-bank merchant acquirers. ISOs are contracted by a credit card member bank to procure new merchant relationships. ISOs also process online credit card processing transactions for small businesses for a fee or percentage of sales. Being a wholesale ISO, eVance assumes underwriting liability which increases its responsibility to monitor and manage merchants, thereby increasing its value to banks as well as the fees which it charges for each transaction.

A typical card transaction requires a complex process involving various participants in a series of electronic messages, decisions and flow of funds as seen below:

A typical card transaction begins when a cardholder presents a card for payment at a merchant location and the cardholder swipes the card’s magnetic strip through, or in the case of an EMV chip inserts the card into, a point of sale (or “POS”) terminal card reader. Some merchants may also have card readers that can receive cardholder information through a contactless connection with an enabled card or mobile phone. The card reader can be integrated either into a standalone POS terminal or a software application the merchant uses to manage its business. For e-commerce transactions, the cardholder types in the card number and related information into the merchant’s website where it is collected by the website’s payment processing software. The POS terminal or software application electronically records sales draft information, such as the card identification number, transaction date and value of the goods or services purchased. After the card and transaction information is captured by the POS terminal or software, the merchant acquirer routes the authorization request through the applicable card network to the card issuer, whose systems determine whether a transaction is “approved” or “declined” based on a variety of factors, including a determination of whether the particular card is authentic and whether the impending transaction value will cause the cardholder to exceed defined limits for spending or balances. This response is then returned to the merchant’s POS terminal or software application. This entire authorization and response process is referred to as the “frontend” of a purchase transaction and typically occurs within seconds from the time the cardholder initiates the transaction.

Following the purchase transaction approval, an electronic draft capture process transfers sales draft data into an electronic format. Once in an electronic format, sales draft data is sent through the card networks for clearing and settlement, allowing the merchant to receive payment for the goods or services sold. Card networks use a system known as “interchange” to transfer the information and funds between the card issuer and the merchant acquirer to complete the link between the merchant and card issuer. This portion of the payment processing cycle is referred to as the “backend settlement” and typically occurs within 48 hours following a completed purchase transaction.

The services provided directly to merchants and associated fees to the merchant vary depending on the type of card (e.g., corporate, consumer, debit, rewards), manner in which it is used (e.g., credit/debit, e-commerce, face-to-face), merchant category, the provider’s in-house technology capabilities and the services that are outsourced to other providers. Only a few providers have the capability to provide all of these services, and even fewer can provide all of their services from an integrated platform. We are one of these providers. Below is an example of a sample transaction:

Sales and Marketing

We primarily use independent agents and other smaller ISOs to market our services. We intend to increase the number of independent agents and ISO’s that sell on our behalf. We may also gain additional agents through the acquisition of merchant portfolios or companies. We may also add to our direct sales channel for certain industry segments or customer profiles.

Growth Strategy

Our growth strategy consists of the following: (1) we plan to begin offering the Omnisoft suite of products and applications to our existing eVance customers, (2) we expect to bring in-house a sales team to generate organic revenues from the suite of products that we have and (3) we expect to make additional acquisitions of merchant portfolios that we can integrate into our applications.

Competition

The payment processing industry is highly competitive. We compete with other ISOs for the acquisition of merchant agreements. Several sponsor banks and processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services, First Data Corporation, Global Payments, Elavon Inc, as well as Wells Fargo, U.S. Bank and others, frequently solicit merchants directly or through their own network of ISOs. Competition is based upon a number of factors including price, service and product offerings. Many of these competitors are larger and have substantially greater resources than us. We believe we remain competitive to these processors and competitive ISOs through a combination of beneficial pricing and services to our merchant customers.

Cash Advance Business

In addition to our business as an ISO, we may, through eVance Capital, a subsidiary of eVance, begin to provide cash advances and loans to our merchant customers. In this capacity, we would act as a retail ISO providing alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. eVance Capital would not provide capital directly or take credit risk, instead seeking to earn commissions from independent third parties by placing their financial products with our merchant customers. No cash advances and/or loans were provided to our merchant customers for the years ended December 31, 2018 and 2017.

Description of our Omnisoft Business

General

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

Our Operations

Omnisoft is a SaaS business that offers OMNI Commerce Solutions as a white label service. Omnisoft provides customized solutions to ISOs and banks or financial institutions that processes credit or debit card payments on behalf of a merchant that operate in the payments processing market and have the need for e-commerce and mobile commerce. We provide software that enable companies to offer similar services as competitors such as PayPal, Intuit QuickBooks, Square, Google, Apple Pay and Amazon. Our cloud based software has comparable features to Shopify under Shopfast. We also provide white labeled services for large ISOs. Our solutions are cloud-based so there is no need to install any software, backup or update applications by our clients, including large Merchant Acquiring Banks. The Omnisoft software works on web based computers & tablets, Apple IOS, Android, and Windows. Our target clients are merchant acquiring banks, and ISOs (wholesale price) Direct to retailers. Our business model provides a sign-up integration fee, custom features development fees, and ongoing monthly fees, per merchant per month. The pricing for a single merchant includes an initial setup fee of $49 and approximately $100-$200 per month for use of the software as SaaS fees. Hardware costs range from $300 to $1,000. Large white label projects have a one-time fee of $50,000.

Omnisoft allows mobile shopping and self-checkout with credit or debit cards, reward points and Apple Pay. Omnisoft features include: a product catalog, marketing and promotions, shipping features, payment gateways to Point-of-Sale (POS) terminals, customer service, secure HTTPS & SSL and Payment Card Industry (PCI) Compliance.

Our service features include: maintenance, hosting, monitoring, updates, custom solutions, software support, and service level agreement. Retailers and merchants have access to website development tools, marketing functions and curation capabilities, mobile commerce and social media engagement. Key back-office management functions, including statistical analysis reports and inventory management, are available through Omnisoft’s advanced API and pre-built integrations with leading accounting applications.

Shopfast

We utilize Omnisoft software to be able to provide companies with branded web sites. We partner with clients such as traditional marketing companies which include cataloguers, retailers, wholesalers and manufacturers, seeking to develop their Internet sales through their own websites. Which we help develop, operate, host and market on the Shopfast platform.

Many of our clients need to establish an Internet presence in order to effectively compete in the e-commerce marketplace, but do not either have the resources or the expertise to effectively operate and market an e-commerce retail website. By working with the Company, these companies are able to establish, maintain and market up-to-date, customized, commerce-enabled websites, while avoiding high set up costs and fees such as software maintenance and upgrades.

Our Shopfast solution is equipped with the most advanced Internet commerce technology available to help our clients provide superior service to their customers. We provide such clients with a 24/7 global marketplace for the sale of their products, while at the same time allowing for instant price changes, evaluation of marketing campaigns, measurement of consumer product acceptance, and handling of customer service. Each Shopfast website is custom tailored to meet the needs of our clients. We have cultivated relationships with our clients to be able to provide the market with turnkey online private label stores. In addition, we provide product content from our clients to our Direct Shopping Database (DSD) of partners, which is a multi-inventory shopping services that matches suppliers with customer traffic. While our clients are responsible for driving traffic to their own website through their own marketing efforts, the Shopfast DSD creates an additional sales channel for the client at no additional cost.

Through Shopfast, consumers can purchase products and services from websites of clients across variety of business sectors including: Cafes & Delis, Retail Stores, Salons & SPAS, Restaurants, Street Vendors, and Car & Limousine.

Hardware Products

To help expand the market for our suite of Omnisoft business solutions, we also purchase hardware products from wholesalers, which after installation of our Omnisoft proprietary software, we resell through our ShopFast website. Hardware products we sell are merchant focused including credit card swipers, barcode scanners, cash drawers and printers. Other popular products include Apple iPads, and payment processing hardware such as the Poynt smart terminal that facilitates payments and customer receipts for merchants and customers.

Competition

We compete against companies such as Shopify, Square, ShopKeep and Revel.

Description of our Crowdpay Business

General

CrowdPay operates a white label capital raising platform that is used mainly by small and midsized businesses seeking to raise capital and by registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto their website. Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under the JOBS Act, offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act, and offerings pursuant to Regulation A+ of the Securities Act. Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the SEC. CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the company and/or broker-dealer prior to the initiation of the offering. Crowdpay recognized revenue of $91,161 and $132,205 for the years ended December 31, 2018 and 2017, respectively.

Our Operations

As a SaaS company, CrowdPay offers white label Omni Channel e-commerce and content solutions for crowdfunding, while offering custom solutions to broker dealers, merchant banks and securities law firms that have the need for platforms to market and collect offerings. We install all software, backup, and update applications for all issuers that are customers of our platform. CrowdPay works on web based computers, IOS and Android devices. The platform can be up and running in approximately four to six weeks after the initial onboarding process and configurations for hardware.

Maintenance, hosting, billing transactions and compliance are all provided for on the platform. Our pricing model for these services ranges from $25,000 to $100,000 per month, which includes transaction fees, set up fees and platform fees. In lieu of cash fees, we also accept, on a case by case basis, equity shares from companies that use our platform.

Any special feature requiring development will be developed as custom work, and will be quoted prior to starting development. Per our business model, there is a onetime upfront fee that provides for implementation and integration specified ACH and processing credit cards for payments on the platform. ACH and wire processing are required to be processed using our other subsidiaries, eVance and Omnisoft. Per corporate design, the portal provides processes for compliance with certain regulations, e-signatures, accreditation and Bad Actor checks with integrated third party software. CrowdPay is also connected to reputable service bureaus that provide us with background checks. The dashboard provides management and offering information on identity validation, custom forms, know your customer (KYC), anti-money laundering (AML) checks, residency requirements and cool-off periods.

Our Crowdfunding platform monitors compliance with AML and KYC laws and regulations. Our SaaP key feature integrations include: standard delivery mechanisms, accounting management, search engine tools and cloud based tools through Microsoft Azure.

Examples of Platform Offerings

The Growth eREIT can be offered on a platform to focus primarily on opportunistic equity ownership of commercial real estate assets that have greater potential to appreciate in value over time.

The Income eREIT can be offered on a platform to focus primarily on debt investments in commercial real estate assets, which typically generate steady cash flow throughout the life of the investment.

We have clients in various industries including automotive, biotech and educational products whom are currently utilizing the platform to offer securities under Rule 506(c), Regulation A+ and Regulation CF.

Significantly, we are one of the few crowdfunding companies that can accept investments using credit cards, which we process through our eVance business.

INVESTOR LIMITS	title II – rule 506(b)	title II – rule 506(c)	title III	Regulation A+ Tier 1	Regulation A+ Tier 2
Maximum Dollar Amounts	No Maximum	No Maximum	$1 Million	$20 Million	$50 Million
Types of Investors Permitted	Accredited – upto 35 Non-Acredited	Only Accredited	Accredited and Non-Acredited	Accredited and Non-Acredited	Accredited and Non-Acredited
Investment Limits	None	None	Yes (the lesser of 5% or 10% of income or networth)	Yes – for non-accredited investors (10% of income, networth)	Yes – for non-accredited investors (10% of income, networth)
Typical Number of Investors	<100	<100	<1000	~1500 to ~5500	~2500 to ~7500
Shareholder Limits	2,000 accredited investors, 35 Non-Acredited friends and family investors.	2,000 accredited investors	None	None	None
Investor Liquidity	12 month hold	12 month hold	12 month hold	Yes – Transfer Agency to OTC or NASDAQ	Yes – Transfer Agency to OTC or NASDAQ

Offering LIMITS	title II – rule 506(b)	title II – rule 506(c)	title III	Regulation A+ Tier 1	Regulation A+ Tier 2
General Solicitation (Advertising) Allowed	No	Yes	Yes, but only through the portal.	Yes	Yes
Requires Integrated Escrow and Payment Processor	No	No	Yes	No	No
Allows ‘Test The Waters’	Yes	Yes	No	Yes	Yes
Requires a Funding Portal	No	No	Yes (register with FINRA)	No	No
Simultaneous Other Offerings Allowed For The Same Company	Yes	Yes	No	Yes	Yes
Average Time Before Launch	<2 weeks	<2 weeks	<4 weeks	16-20 weeks	16-20 weeks
Filing Required	Post Sale	Post Sale	Pre Sale	Pre Sale	Pre Sale
Regulatory Approval Required Prior to Launch	No	No	CF Portal = Yes Individual Deal = No	Yes	Yes
Approximate Legal and Accounting Fees	$5,000 to $20,000	$5,000 to $20,000	$5,000 to $15,000	$40,000 to $150,000	$50,000 to $200,000
Ongoing Reporting Requirements	None	None	Yes	None	Yes
Audited Financials	No	No	No	No	Yes
Social Sharing Allowed	No	Yes	Yes	Yes	Yes

Partnering

Our partners are proven experts in their own fields. CrowdPay integrates into software or may be available as third-party enhancements or extensions. CrowdPay constantly seeks to work with reputable partners as we continue to enhance our software and platform. We currently partner with companies well known in the e-commerce and technology sectors, such as Profit Stars, DocuSign, Verify Investors, Salesforce, Hub Spot, CFIRA, CFPA, Block Score, and LexisNexis.

We are connected with our partners over APIs and have direct access to their products and services. For example, our connection to ProfitStars allows us to offer services directly to their clients, which includes credit unions and small banks under management. eVance and Omnisoft are integrated into the back end system to process ACH and credit card transactions.

Features

The CrowdPay website builder enables a client to create a responsive website without coding that can be customized using desktops, tablets, iPhones and Android mobile devices. All CrowdPay websites follow Google’s SEO best practices and come with many designs and widgets that enhance the user’s overall experience and exposure. Our website builder offers an intuitive drag and drop editor that creates efficiencies by significantly cutting down on development time. Widgets make site building faster where a client can copy and paste any element within a site.

Almost every element in CrowdPay’s content management system, or CMS, can be customized on each device. Alternatively, CrowdPay offers pre-arranged templates. A client can simply pick one and use our user-friendly, responsive website builder to bring the client’s vision to life. A client can pull from a library of free stock images, upload or import images from any URL to easily express their unique concept and corporate culture. Our clients can improve their website’s search engine ranking by setting up page titles and descriptions and approximately 300 redirects. Images uploaded to CrowdPay’s CMS are automatically resized and compressed so they load seamlessly across desktop, tablet and mobile devices. Our website builder displays blogs seamlessly across desktop, tablet, and mobile devices. ATOM and RSS feeds are automatically generated. Automatic backups are created every time you make changes and publish them. In addition, clients can revert back to any version at any time.

Competition

Our crowdfunding platform competes with companies such as Start Engine, Crowd Engine and SeedInvest.

Our Synergies

Generally

The success of our business model is dependent on the synergies between the business segments operated by our subsidiaries. We have created and developed an ecosystem of e-commerce to provide a variety of clients, from online equity financing companies or merchants selling online or in brick and mortar stores, with multiple product offerings and ancillary services from underwriting with the banks and merchant billing from the cloud software. These synergies create additional revenue by charging transaction fees on each service provided to clients by our partnerships with Merchant Acquiring Banks and PCI Compliance.

Ancillary Businesses

Supplier Program. We are constantly looking to increase and improve the selection of products available to our retailers. Suppliers of niche products, brand-name, top-of-the-line and top selling products are ideal partners for us. We provide an easy way for suppliers to get in front of thousands of online retailers and millions of potential customers. Suppliers we work with should meet the following criteria: (i) competitively priced, (ii) ability to blind dropship individual products, (iii) timely turnaround from order placement to shipment, (iv) provide a data feed with accurate inventory counts and product data and (v) products must not be illegal or otherwise prohibited in any way under applicable laws.

Competitive Advantages

The OLB platform of services provides the following key advantages.

●	Time to Market – we can create a customized website for retailers within days and have it fully operational in less than 2 weeks.

●	Cost – we are the only content service provider that does not charge a setup fee.

●	Flexibility – our platform has the flexibility to provide customized solutions for partners.

●	Pricing – we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing – we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

Customers

As a result of our various business platforms, we service a wide array of customers, including:

●	Content sites, portals, Internet Service Providers (ISPs) and Fortune 1,000 companies with high traffic but no e-commerce functionality searching for a fully outsourced solution, or with some e-commerce in place but are seeking either an additional channel or a more effective market approach.

●	System integrators and web developers who can provide added value to their customers or generate additional revenue by including e-commerce functionality in their offerings.

●	Existing “brick & mortar” businesses that have inventory and fulfillment capability but do not wish to create and maintain an e-commerce website and infrastructure.

●	Startups to early-stage companies looking for an effective and less costly way to raise capital.

Regulations

Various aspects of our service areas are subject to U.S. federal, state, and local regulation. Certain of our services also are subject to rules promulgated by various card networks and banking and other authorities as more fully described below.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services (including some offered by our customers). The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products. Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and are established by a payment card network for an electronic debit transaction are now regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Effective October 1, 2011, the Federal Reserve capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the new regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction. Beginning April 1, 2012, all debit card issuers in the United States were required to participate in at least two unaffiliated debit card networks. On April 1, 2013, the ban on network exclusivity arrangements became effective for prepaid card and healthcare debit card issuers, with certain exceptions for prepaid cards issued before that date.

Effective July 22, 2010, merchants were allowed to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). They were also allowed to provide discounts or incentives to entice consumers to pay with an alternative payment method, such as cash, checks or debit cards.

Association and network rules

We are subject to the rules of credit card associations and other credit and debit networks. In order to provide processing services, a number of our subsidiaries are registered with Visa or Mastercard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous debit and electronic benefits transaction networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable network rules. Card networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state federal and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions.

Privacy and information security regulations

We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”). These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

Unfair trade practice regulations

We and our clients are subject to various federal and state laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act. Various regulatory agencies, including the Federal Trade Commission, the Consumer Financial Protection Bureau, and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business.

Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations

We are subject to anti-money laundering laws and regulations, including certain sections of the USA PATRIOT Act of 2001. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

We are also subject to certain economic and trade sanctions programs that are administered by the Office of Foreign Assets Control (“OFAC”) which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.

Securities Act

Since the JOBS Act was passed, Crowdfunding, Regulation D offerings and Regulation A and A+ offerings rapidly became a familiar concept among investment firms, venture capitalists, real estate developers and small to medium sized businesses as a way to facilitate and democratize financing. We believe it has created, and continues to create, a profound shift in the world of investments. Below is a brief overview of the rules that permit the offer and sale of securities through such platforms. This overview is in no way intended to be a comprehensive review of all the rules and regulations associated with the above mentioned offerings and should not be relied upon by anyone.

Regulation D under the Securities Act is the most common regulatory exemption used small businesses to raise capital through equity financing. It exempts private placement offerings under Rule 506(b) and 506(c) when sold to accredited investors, as defined under Rule 501 of Regulation D. Companies relying on the Rule 506 exemptions can raise an unlimited amount of money, so long as they comply with the rule’s requirements. Regulation A and Regulation A+ are more similar to a public offerings, and require filing Form 1-A with the SEC. Regulation A and Regulation A+ offer two tiers of offerings; the first tier is for offerings of up to $20 million within any 12 month period and the second tier is for offerings of up to $50 million, within any 12 month period. Regulation CF allows a company to raise up to $1.07 million from non-accredited investors.

Intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Over the last few years, we have developed a payment gateway, merchant boarding system, ecommerce platform, recurring billings and a crowdfunding platform. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties. As of December 31, 2018, we have a patent pending on transferable QR codes on Omni Commerce devices.

Employees

As of April 12, 2019, we had six key employees as part of our overall staff of 24 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are located in Atlanta, Georgia. In addition, we retain 15 to 35 developers in India at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We cannot be assured of being able to attract quality employees in the future. The establishment of our business will be largely contingent on our ability to attract and retain personnel for the management team. There is no assurance that we can find suitable management personnel or will have the financial resources to attract or retain such people, if found.

Additional Information

For more information please visit our website at www.olb.com.

Item 1A. Risk Factors

Our recent acquisition of assets of Excel and share exchange with Omnisoft, Inc. and CrowdPay.us, Inc. has collectively formed a new business platform that needs to be integrated, which may create certain risks and may adversely affect our business, financial condition or results of operations.

On April 9, 2018, we acquired substantially all of the assets of Excel through a foreclosure sale conducted under the Uniform Commercial Code of the State of New York (“Excel Acquisition”). Since closing the acquisition, we have been in the process of integrating our operation with Excel, which includes continuing due diligence on risks to the prospects of the combined business, including undisclosed or unknown liabilities or restrictions assumed in the transaction.

On May 9, 2018, we entered into separate share exchange agreements with the shareholders of Omnisoft, Inc. (“Omnisoft”) and CrowdPay.us, Inc. (“CrowdPay”), affiliate companies of the Company’s majority stockholder. Pursuant to the share exchange agreement with Omnisoft, the shareholders of Omnisoft transferred to the Company all of the issued and outstanding shares of Omnisoft common stock in exchange for an aggregate of 55,000,000 shares of the Company’s common stock. Pursuant to the share exchange agreement with CrowdPay, the shareholders of CrowdPay transferred to the Company all of the issued and outstanding shares of CrowdPay common stock in exchange for an aggregate of 87,500,000 shares of the Company’s common stock. The share exchange transactions closed on May 9, 2018, on which date Omnisoft and CrowdPay became wholly owned subsidiaries of the Company (the “Share Exchange”).

Since the consummation of the Excel Acquisition and the Share Exchange, we have a limited history upon which an evaluation of our performance and future prospects can be made. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuations in operating results as we manage our growth and react to competitors and developments in the markets in which we compete. As we can be considered an early stage company and have not yet generated significant profits, there is no assurance that we will be profitable in the near term or generate sufficient revenues to meet our capital requirements.

As a result, we may experience interruptions of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of our management’s attention and any delays or difficulties encountered in connection with the integration of Excel could adversely affect our business, financial condition or results of operations.

Our failure to raise sufficient funds may result in a default under our loan agreement with GACP and result in a substantial loss of our assets.

The obligations of the loan parties under the Credit Agreement are secured by all of their respective assets and the loan parties pledged all of their assets as collateral for their obligations under the Credit Agreement. Additionally, the Company’s ownership interests in Omnisoft, CrowdPay and the Purchasers are pledged in favor of GACP pursuant to the Term Loan.

If, by the time our principal payments become due in 2021, we are unable to obtain sufficient financing to meet our payment obligations under the Term Loan, we may be in default under the Credit Agreement. If not cured or waived, such default under the Credit Agreement could enable GACP to declare all outstanding amounts under the Term Loan, together with accrued and unpaid interest and fees, to be due and payable. In addition, GACP could also elect to foreclose on our assets securing the Term Loan. In such event, the Company may not be able to refinance or repay all of its indebtedness or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration of the Term Loan could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We are subject to significant restrictive debt covenants, which limit our operating flexibility.

We are subject to restrictive debt covenants which impose significant restrictions on the manner we and our subsidiaries operate, including (but not limited to) restrictions on the ability to:

●	create certain liens;

●	incur debt and/or guarantees;

●	enter into transactions other than on arm’s-length basis;

●	pay dividends or make certain distributions or payments;

●	sell certain kinds of assets;

●	enter into any sale and leaseback transactions;

●	make certain investments or other types of restricted payments;

●	substantially change the nature of the Company’s business; and

●	effect mergers, consolidations or sale of assets.

These covenants could limit our ability to finance our future operations and our ability to pursue acquisitions and other business activities.

We may not be able to attract financing as needed, or if available, on reasonable terms as required. Further, the terms of any such financing may be dilutive to existing stockholders or otherwise on terms not favorable to us or existing stockholders. If we are unable to secure financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change, significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical net losses and cash flow deficits, and net capital deficiency, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The financial and operational projections that we may make from time to time are subject to inherent risks.

Our management may provide from time to time (including, but not limited to, those relating to our expansion and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in this subscription booklet should not be regarded as an indication that we, our management, the placement agent, our auditors or their respective representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such.

We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect our business.

Our operations are subject to a broad range of complex and evolving laws and regulations. As a result, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

The online ecommerce industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and our software solutions and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

Disruptions in our networks and infrastructure may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business.

Our systems are an integral part of our customers’ business operations. It is critical for our customers, that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

We face the following risks to our networks, infrastructure and software applications:

●	our territory can have significant weather events which physically damage access lines;

●	power surges and outages, computer viruses or hacking, earthquakes, terrorism attacks, vandalism and software or hardware defects which are beyond our control; and

●	Unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow.

Our positioning in the marketplace as a smaller provider places a significant strain on our resources, and if not managed effectively, could result in operational inefficiencies and other difficulties.

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development & engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other systems and solutions, and train and manage our employee base. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, sales and marketing and administrative resources.

For instance, we may encounter delays or cost overruns or suffer other adverse consequences in implementing new systems when required. In addition, our operating and financial control systems and infrastructure could be inadequate to ensure timely and accurate financial reporting.

We must attract and retain skilled personnel. If we are unable to hire and retain technical, technical sales and operational employees, our business could be harmed.

Our ability to manage our reorganization and growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and contributions of our senior management, including our Chief Executive Officer, Ronny Yakov and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. In addition, some of the members of our current senior management team have only been working together for a short period of time, which could adversely impact our ability to achieve our goals. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees other than a policy providing limited coverage on the life of our Chief Executive Officer. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.

Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs. These investments currently include streamlining our suite of software functionalities, including modularization and improving scalability of our integrated solutions. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability and cash flows. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

Risks Related to Our Business

CROWDPAY.US, INC.

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is very new. The regulations that govern our operations have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platforms’ services. For instance over the past year, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services), or could increase our regulatory burden, including requiring us to register as a broker-dealer before we choose to do so. Any such changes would have a negative impact on our business.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Our subsidiary, CrowdPay is currently not registered as a funding portal. Certain restrictions and rules applicable to us, including potential FINRA fines, could adversely affect and limit some of our business plans.

In the event we are required or decide to register as a broker-dealer, our current business model could be affected.

Under our current structure, we believe we are not required to register as a broker-dealer under federal and state laws. Further, none of our officers or our chairman has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations. However, if we were deemed by a relevant authority to be acting as a broker-dealer, we could be subject to a variety of penalties, including fines and rescission offers. Further, we may decide for business reasons or we may be required to register as a broker-dealer, which would increase our costs, especially our compliance costs. If we are required but decide not to register as a broker-dealer or act in association with a broker-dealer in our transactions, we may not be able to continue to operate under our current business model.

We may be liable for misstatements made by issuers on our funding portal.

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements made misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary CrowdPay. There may also be circumstances in which we are liable for making misleading statements in connection with Regulation A and Regulation D offerings. Even though due diligence defenses may be available; there can be no assurance that if we were sued we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business.

Our compliance is focused on U.S. laws and we have not analyzed foreign laws regarding the participation of non-U.S. residents.

Some of the investment opportunities posted on our platform are open to non-U.S. residents. We have not researched all the applicable foreign laws and regulations, and therefore we have not set up our structure to be compliant with all those laws. It is possible that we may be deemed in violation of those laws, which could result in fines or penalties as well as reputational harm. This may limit our ability in the future to assist companies in accessing money from those investors, and compliance with those laws and regulation may limit our business operations and plans for future expansion.

CrowdPay’s product offerings are relatively new in an industry that is still quickly evolving.

The principal securities regulations that we work with, Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2015 and 2016, respectively. Our ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

CrowdPay and its providers are vulnerable to hackers and cyberattacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of our investors and the issuer companies that utilize our platform. Further, any significant disruption in service on our platform or in its computer systems could reduce the attractiveness of the platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyberattacks either on our technology provider or on our Company could harm our reputation and materially negatively impact our financial condition and business.

CrowdPay currently relies on one escrow agent and technology service provider.

We currently rely on Microsoft Azure to serve as our technology provider and all escrow accounts are held at MVB Bank, Inc. Any change in these relationships will require us to find another technology service provider, escrow agent and escrow bank. This may cause us delays as well as additional costs in transitioning our technology.

We are dependent on general economic conditions.

Our business model is dependent on investors investing in the companies presented on our platform. Investment dollars are disposable income. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions may reduce the future availability of investment dollars, which would negatively impact revenues generated by CrowdPay and possibly our ability to continue operations at CrowdPay. It is not possible to accurately predict the potential adverse impacts on the Company, if any, of current economic conditions on its financial condition, operating results and cash flow.

We face significant market competition.

We facilitate online capital formation. Though this is a new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

Our revenues and profits are subject to fluctuations.

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in: number of investors and amount of investors’ dollars, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

EVANCE, INC.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.

The financial services and payments technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry standards and merchant and consumer needs and preferences. We expect that new services and technologies applicable to the financial services and payment technology industries will continue to emerge. These changes may limit the competitiveness of and demand for our services. Also, our merchants and consumers continue to adopt new technology for business and personal uses. We must anticipate and respond to these changes in order to remain competitive within our relative markets. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Furthermore, merchants’ or consumers’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological or industry standard changes on a timely basis, our ability to remain competitive could be adversely affected.

Substantial and increasingly intense competition worldwide in the financial services and payment technology industries may adversely affect our overall business and operations.

The financial services and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, ecommerce and integrated payment platforms. If we are unable to differentiate ourselves from our competitors and drive value for our merchants, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. They also may be able to offer and provide services that we do not offer. In addition, in certain of our markets in which we operate, we process “on-us” transactions whereby we receive fees as a merchant acquirer and for processing services for the issuing bank. As competition in these markets grows, the number of transactions in which we receive fees for both of these roles may decrease, which could reduce our revenue and margins in these jurisdictions. We also compete against new entrants that have developed alternative payment systems, ecommerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.

We expect that the competitive landscape will continue to change, including:

●	rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services;

●	competitors, merchants, governments and other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable card networks and banks to transact with consumers directly;

●	participants in the financial services and payment technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services; and

●	new services and technologies that we develop may be impacted by industry-wide solutions and standards, including chip technology, tokenization, Blockchain and other safety and security technologies.

Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition or results of operations.

Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world and additional government intervention), particularly in North America or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

●	declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which the majority of our revenue is dependent;

●	low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may result in decreased spending by cardholders;

●	budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries;

●	emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, and adverse economic trends may be more pronounced in those emerging markets where we conduct business;

●	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;

●	uncertainty and volatility in the performance of our merchants’ businesses may make estimates of our revenues and financial performance less predictable;

●	cardholders may decrease spending for value-added services we market and sell; and

●	government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

We are subject to U.S. governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

In the United States, we are subject to various consumer protection laws (including laws on disputed transactions) and related regulations. If we are found to have breached any consumer protection laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact revenue, as well as litigation, fines, penalties and adverse publicity that could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business in a manner that harms our financial position.

We collect personally identifiable information and other data from our consumers and merchants. Laws and regulations in several countries restrict certain collection, processing, storage, use, disclosure and security of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information.

Future restrictions on the collection, use, sharing or disclosure of personally identifiable information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, and could limit our ability to develop new services and features. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchants and consumers and may expose us to liability.

In conducting our business, we process, transmit and store sensitive business information and personal information about our merchants, consumers, sales and financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive business or personal information. Some of this information is also processed and stored by our merchants, sales and financial institution partners, third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties. We have certain responsibilities to card networks and their member financial institutions for any failure, including the failure of our associated third parties, to protect this information.

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access could lead to the compromise of sensitive, business, personal or confidential information. As a result, we proactively employ multiple methods at different layers of our systems to defend our systems against intrusion and attack and to protect the data we collect. However, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems and our associated third parties’ computer systems have been, and could be in the future, subject to breach, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain cyber errors and omissions insurance coverage that may cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our merchant customers or otherwise conduct our business.

We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to customer and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation and deter existing and prospective merchants from using our services or from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by card networks and adversely affect our continued card network registration and financial institution sponsorship. If we were to be removed from networks’ lists of PCI DSS compliant service providers, our existing merchants, sales and financial institution partners or other third parties may cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may choose to terminate their relationship with us, or delay or choose not to consider us for their processing needs. In addition, card networks could refuse to allow us to process through their networks.

We may experience failures in our processing systems due to software defects, computer viruses and development delays, which could damage customer relations and expose us to liability.

Our core business depends heavily on the reliability of our processing systems. A system outage or other failure could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. Card network rules and certain governmental regulations allow for possible penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. To help protect against these events, we perform a significant portion of disaster recovery operations ourselves, as well as utilize select third parties for certain operations, particularly outside of the United States. To the extent we outsource any disaster recovery functions, we are at risk of the vendor’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and partners, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and our merchants and partners are subject to card network rules. If we do not comply with card network requirements or standards, we may be subject fines or sanctions, including suspension or termination of our registrations and licenses necessary to conduct business.

Degradation of the quality of the products and services we offer, including support services, could adversely impact our ability to attract and retain merchants and partners.

Our merchants and partners expect a consistent level of quality in the provision of our products and services. The support services we provide are a key element of the value proposition to our merchants and partners. If the reliability or functionality of our products and services is compromised or the quality of those products or services is otherwise degraded, or if we fail to continue to provide a high level of support, we could lose existing merchants and partners and find it harder to attract new merchants and partners. If we are unable to scale our support functions to address the growth of our merchant and partner network, the quality of our support may decrease, which could adversely affect our ability to attract and retain merchants and partners.

Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations.

We may make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition).

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and their integration could adversely affect our business, financial condition or results of operations.

Continued consolidation in the banking industry could adversely affect our growth.

The banking industry remains subject to consolidation regardless of overall economic conditions. In addition, in times of economic distress, various regulators in the markets we serve have acquired and in the future may acquire financial institutions, including banks with which we partner. If a current financial institution referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. If a financial institution referral partner acquires another bank, our financial institution referral partner may take the opportunity to conduct a competitive bidding process to determine whether to maintain our merchant acquiring services or switch to another provider. In either situation, we may be unable to retain the relationship post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our results of operations or growth. If a current financial institution referral partner of ours is acquired by a regulator, the regulator may seek to alter the terms or terminate our existing agreement with the acquired financial institution.

Increased customer, referral partner or sales partner attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. In addition, if an existing sales partner switches to another payment processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new customer referrals from the sales partner, and we risk losing existing merchants that were originally enrolled by the sales partner. We cannot predict the level of attrition in the future and it could increase. Our referral partners are a significant source of new business. Higher than expected attrition could adversely affect our business, financial condition or results of operations. In addition, in certain of the markets in which we conduct business, a substantial portion of our revenue is derived from long-term contracts. If we are unable to renew our referral partner and our merchant contracts on favorable terms, or at all, our business, financial condition or results of operations could be adversely affected.

We incur chargeback liability when our merchants refuse to or cannot reimburse chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition or results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment, as well as “card not present” transactions in which consumers do not physically present cards to merchants in connection with the purchase of goods and services, such as ecommerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage merchant-related credit risks and often mitigate such risks by requiring collateral (such as cash reserves) and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.

Failure to maintain or collect reimbursements from our financial institution referral partners could adversely affect our business.

Certain of our long-term referral arrangements with our financial institution partners permit our bank partners to offer their merchant customers lower rates for processing services than we typically provide to the general market. If a bank partner elects to offer these lower rates, under our contract the partner is required to reimburse us for the full amount of the discount provided to its merchant customers. Notwithstanding such contractual commitments, there can be no assurance that these contractual provisions will fully protect us from potential losses should a bank partner default on its obligations to reimburse us or seek to discontinue such reimbursement obligations in the future. If we are unable to collect the full amount of any such reimbursements for any reason, we may incur losses. In addition, any discount provided by our financial institution partner may cause merchants in these markets to demand lower rates for our services in the future, which could further reduce our margins or cause us to lose merchants, either of which could adversely affect our business, financial condition or results of operations.

Fraud by merchants or others could adversely affect our business, financial condition or results of operations.

We may be liable for certain fraudulent transactions and credits initiated by merchants or others. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.

Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.

We depend on third-party vendors and partners to provide us with certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. For example, we rely on third parties for services such as organizing and accumulating certain daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant card network. We also rely on third parties for specific software and hardware used in providing our products and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant vendors and partners or our vendors and partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our vendors and partners to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:

●	loss of revenues;

●	loss of merchants and partners;

●	loss of merchant and cardholder data;

●	fines imposed by card networks;

●	harm to our business or reputation resulting from negative publicity;

●	exposure to fraud losses or other liabilities;

●	additional operating and development costs; or

●	diversion of management, technical and other resources.

We depend, in part, on our merchant and sales agent relationships and strategic partnerships with various financial institutions to grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected.

We depend, in part, on our merchant and sales and distribution agent relationships and partnerships with various financial institutions, including our partnerships with independent sales organizations, or ISOs, to grow our business. These relationships take on different forms, including consolidated subsidiaries, equity method investments, joint ventures and revenue sharing arrangements. For our financial institution partners, we typically enter into long-term, exclusive referral arrangements with our partner banks, either contractually or through a separate legal entity. Our bank partners act as referral sources for the bank’s merchant customers and, in some cases, also provide card association sponsorship. We typically provide transaction processing and related functions. Both we and our partners may also provide management, sales, marketing and other administrative services. These arrangements allow us to be the processor for multiple financial institutions, any one of which may be selected by the merchant as its bank partner. We rely on the growth of our merchant and other strategic relationships, and our ability to maintain these relationships and other distribution channels, to support and grow our business. If we fail to maintain these relationships, or if these partners fail to maintain their brands or decrease the size of their branded networks, our business may be adversely affected. In addition, our contractual arrangements with our merchants and other strategic partners vary in length, and may also allow for early termination upon the occurrence of certain events. There can be no assurance that we will be able to renew these contractual arrangements on similar terms or at all. The loss of merchant relationships or other strategic partners could adversely affect our business and result in a reduction of our revenue and profit.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If these financial institutions stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain merchants, which could adversely affect our business, financial condition or results of operations. In addition, certain financial institutions that provide clearing services to us require us to prefund settlement payments. In the event of a chargeback, merchant bankruptcy or other failure to fund, or other intervening failure in the banking card network system, we may be unable to recoup these prepayments, which could adversely affect our business, financial condition or results of operations.

We also maintain intraday and overnight credit facilities with various financial institutions to fund our daily settlement obligations. These facilities are generally short term in nature. If these sources of financing become unavailable, we would have to seek alternative credit arrangements. Any alternative arrangements we obtain may contain higher interest rates or other terms less favorable to us than our current facilities, which in turn could adversely affect our business, financial condition or results of operations.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations.

A significant number of our merchants are small- and medium-sized businesses and small affiliates of large companies, which can be more difficult and costly to retain than larger enterprises and may increase the impact of economic fluctuations on us.

We market and sell our products and services to, among others, small and midsized businesses (“SMBs”) and small affiliates of large companies. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMBs can be more difficult than retaining large enterprises as SMB merchants:

●	often have higher rates of business failures and more limited resources;

●	are typically less sophisticated in their ability to make technology-related decisions based on factors other than price;

●	may have decisions related to the choice of payment processor dictated by their affiliated parent entity; and

●	are more able to change their payment processors than larger organizations dependent on our services.

SMBs are typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to reduce negative impacts on our business, financial condition and results of operations.

Our business depends on a strong and trusted brand, and damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We market our products and services under our brand or the brand of our partners, or both, and we must protect and grow the value of our brand to continue to be successful in the future. If an incident were to occur that damages our reputation, or the reputation of our partners, in any of our major markets, the value of our brand could be adversely affected and our business could be damaged.

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by region. In North America, our revenue has been strongest in our fourth quarter and weakest in our first quarter. In Europe, our revenue has been strongest in our third quarter and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as number of transactions processed and payment processing volumes. Volatility in our key operating metrics or their rates of growth could result in fluctuations in financial condition or results of operations and may lead to adverse inferences about our prospects, which could result in declines in our stock price.

Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards.

Increases in card network fees and other changes to fee arrangements may result in the loss of merchants or a reduction in our earnings.

From time to time, card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchants, but this strategy might result in the loss of merchants to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our merchants in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

In addition, in certain of our markets, card issuers pay merchant acquirers such as us fees based on debit card usage in an effort to encourage debit card use. If these card issuers discontinue this practice, our revenue and margins in these jurisdictions could be adversely affected.

If we fail to comply with the applicable requirements of card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or sales partners incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and Mastercard and other card networks as members or service providers for member institutions. Visa, Mastercard, and other card networks, set the rules and standards with which we must comply. The termination of our member registration or our status as a certified service provider, or any changes in network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our merchants or partners, could adversely affect our business, financial condition or results of operations.

As such, we and our merchants are subject to card network rules that could subject us or our merchants to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us. The rules of card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members including certain of our businesses. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our merchants, could adversely affect our business, financial condition or results of operations. If a merchant or sales partner fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. If we cannot collect the amounts from the applicable merchant or sales partner, we may have to bear the cost of the fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

OMNISOFT.IO, INC.

Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants.

We principally generate revenues through the sale of subscriptions to our platform and the sale of additional solutions to our merchants. Our subscription plans typically have a one-month term, although a small percentage of our merchants have annual or multi-year subscription terms. Our merchants have no obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of merchants using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these merchants. We have historically experienced merchant turnover as a result of many of our merchants being small- and medium-sized businesses, or SMBs, that are more susceptible than larger businesses to general economic conditions and other risks affecting their businesses. Many of these SMBs are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Our costs associated with subscription renewals are substantially lower than costs associated with generating revenue from new merchants or costs associated with generating sales of additional solutions to existing merchants. Therefore, if we are unable to retain merchants or if we are unable to increase revenues from existing merchants, even if such losses are offset by an increase in new merchants or an increase in other revenues, our operating results could be adversely impacted.

We may also fail to attract new merchants, retain existing merchants or increase sales to both new and existing merchants as a result of a number of other factors, including: reductions in our current or potential merchants’ spending levels; competitive factors affecting the software as a service, or SaaS, business software applications market, including the introduction of competing platforms, discount pricing and other strategies that may be implemented by our competitors; our ability to execute on our growth strategy and operating plans; a decline in our merchants’ level of satisfaction with our platform and merchants’ usage of our platform; the difficulty and cost to switch to a competitor may not be significant for many of our merchants; changes in our relationships with third parties, including our partners, app developers, theme designers, referral sources and payment processors; the timeliness and success of new products and services we may offer in the future; the frequency and severity of any system outages; technological change; and our focus on long-term value over short-term results, meaning that we may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission and will improve our financial performance over the long-term.

Additionally, we anticipate that our growth rate will decline over time to the extent that the number of merchants using our platform increases and we achieve higher market penetration rates. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain existing merchants and increase sales to existing merchants.

If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business may be adversely affected.

The markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our merchants and design a platform that provides them with the tools they need to operate their businesses. Our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform.

We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new solutions and enhancements. Software development involves a significant amount of time for our research and development team, as it can take our developers months to update, code and test new and upgraded solutions and integrate them into our platform. We must also continually update, test and enhance our software platform. For example, our design team spends a significant amount of time and resources incorporating various design enhancements, such as customized colors, fonts, content and other features, into our platform. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. To the extent we are not able to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business, operating results and financial condition will be adversely affected.

We store personally identifiable information of our merchants and their customers. If the security of this information is compromised or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.

We store personally identifiable information, credit card information and other confidential information of our merchants and their customers. The third-party apps sold on our platform may also store personally identifiable information, credit card information and other confidential information of our merchants and their customers. We do not regularly monitor or review the content that our merchants upload and store and, therefore, do not control the substance of the content on our servers, which may include personal information. We may experience successful attempts by third parties to obtain unauthorized access to the personally identifiable information of our merchants and their customers. This information could also be otherwise exposed through human error, malfeasance or otherwise. The unauthorized access or compromise of this personally identifiable information could have a material adverse effect on our business, financial condition and results of operations. Even if such a data breach were to affect one or more of our competitors, the resulting consumer concern could negatively affect our merchants and our business.

We are also subject to federal, state, provincial and foreign laws regarding privacy and protection of data. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain merchants require us to notify them in the event of a security incident. We post on our website our privacy policy and terms of service, which describe our practices concerning the use, transmission and disclosure of merchant data and data relating to their customers. In addition, the interpretation of data protection laws in the United States, and elsewhere, and their application to the internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from jurisdiction to jurisdiction, and in a manner that is not consistent with our current data protection practices. Changes to such data protection laws may impose more stringent requirements for compliance and impose significant penalties for non-compliance. Any such new laws or regulations, or changing interpretations of existing laws and regulations, may cause us to incur significant costs and expend significant effort to ensure compliance. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Our failure to comply with federal, state, provincial and foreign laws regarding privacy and protection of data could lead to significant fines and penalties imposed by regulators, as well as claims by our merchants or their customers. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability, diversion of management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our solutions. In addition, if our security measures fail to protect credit card information adequately, we could be liable to both our merchants and their customers for their losses, as well as our payments processing partners under our agreements with them. As a result, we could be subject to fines and higher transaction fees, we could face regulatory action, and our merchants could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our merchants.

Software such as ours often contains errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, our platform is a multi-tenant cloud based system that allows us to deploy new versions and enhancements to all of our merchants simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all of our merchants simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our merchants.

Since our merchants use our services for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions or software bugs in our platform could result in losses to our merchants. Our merchants may seek significant compensation from us for any losses they suffer or cease conducting business with us altogether. Further, a merchant could share information about bad experiences on social media, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our merchants that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our merchants would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

We may be unable to achieve or maintain data transmission capacity.

Our merchants often draw significant numbers of consumers to their shops over short periods of time, including from events such as new product releases, holiday shopping seasons and flash sales, which significantly increases the traffic on our servers and the volume of transactions processed on our platform. Our servers may be unable to achieve or maintain data transmission capacity high enough to handle increased traffic or process orders in a timely manner. Our failure to achieve or maintain high data transmission capacity could significantly reduce demand for our solutions. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional data centers and equipment and upgrade our technology and network infrastructure in order to handle the increased load. Our ability to deliver our solutions also depends on the development and maintenance of internet infrastructure by third-parties, including the maintenance of reliable networks with the necessary speed, data capacity and bandwidth. If one of these third-parties suffers from capacity constraints, our business may be adversely affected. In addition, because we and our merchants generate a disproportionate amount of revenue in the fourth quarter, any disruption in our merchants’ ability to process and fulfill customer orders in the fourth quarter could have a disproportionately negative effect on our operating results.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that the growth of our business will continue to depend on third-party relationships, including relationships with our app developers, theme designers, referral sources, resellers, payment processors and other partners. In addition to growing our third-party partner ecosystem, we intend to pursue additional relationships with other third-parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our services have the direct contractual relationships with the merchants, and therefore we risk the loss of such merchants if the third parties fail to perform their obligations. Our agreements with providers of cloud hosting, technology, content and consulting services are typically non-exclusive and do not prohibit such service providers from working with our competitors or from offering competing services. These third-party providers may choose to terminate their relationship with us or to make material changes to their businesses, products or services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our platform. In addition, these providers may not perform as expected under our agreements or under their agreements with our merchants, and we or our merchants may in the future have disagreements or disputes with such providers. If we lose access to products or services from a particular supplier, or experience a significant disruption in the supply of products or services from a current supplier, especially a single-source supplier, it could have an adverse effect on our business and operating results.

If we fail to maintain a consistently high level of customer service, our brand, business and financial results may be harmed.

We believe our focus on customer service and support is critical to onboarding new merchants and retaining our existing merchants and growing our business. As a result, we have invested heavily in the quality and training of our support team along with the tools they use to provide this service. If we are unable to maintain a consistently high level of customer service, we may lose existing merchants. In addition, our ability to attract new merchants is highly dependent on our reputation and on positive recommendations from our existing merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation and the number of positive merchant referrals that we receive.

We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.

We currently manage our services and serve all of our merchants from two third-party data center facilities. While we own the hardware on which our platform runs and deploy this hardware to the data center facilities, we do not control the operation of these facilities. We have experienced, and may in the future experience, failures at the third-party data centers where our hardware is deployed from time to time. Data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Any of these events could result in lengthy interruptions in our services. Changes in law or regulations applicable to data centers in various jurisdictions could also cause a disruption in service. Interruptions in our services would reduce our revenue, subject us to potential liability and adversely affect our ability to retain our merchants or attract new merchants. The performance, reliability and availability of our platform is critical to our reputation and our ability to attract and retain merchants. Merchants could share information about bad experiences on social media, which could result in damage to our reputation and loss of future sales. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur.

Our agreements with our third-party data facility providers are on a month-to-month basis. The agreements do not provide for early termination without cause, as defined therein. Upon expiration of the initial term, both agreements will automatically renew for successive 12-month periods unless appropriate notice is provided. However, when our agreements with the third-party data facilities terminate, the owners of the data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the owners of the data facilities decide to close such facilities, we may be required to transfer to new data center facilities and we may incur costs and possible service interruption in connection with doing so.

Mobile devices are increasingly being used to conduct commerce, and if our solutions do not operate as effectively when accessed through these devices, our merchants and their customers may not be satisfied with our services, which could harm our business.

We are dependent on the interoperability of our platform with third-party mobile devices and mobile operating systems as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform. Effective mobile functionality is integral to our long-term development and growth strategy. In the event that our merchants and their customers have difficulty accessing and using our platform on mobile devices, our business and operating results could be adversely affected.

Our business and prospects would be harmed if changes to technologies used in our platform or new versions or upgrades of operating systems and internet browsers adversely impact the process by which merchants and consumers interface with our platform.

We believe the simple and straightforward interface for our platform has helped us to expand and offer our solutions to merchants with limited technical expertise. In the future, providers of internet browsers could introduce new features that would make it difficult for merchants to use our platform. In addition, internet browsers for desktop or mobile devices could introduce new features, change existing browser specifications such that they would be incompatible with our platform, or prevent consumers from accessing our merchants’ shops. Any changes to technologies used in our platform, to existing features that we rely on, or to operating systems or internet browsers that make it difficult for merchants to access our platform or consumers to access our merchants’ shops, may make it more difficult for us to maintain or increase our revenues and could adversely impact our business and prospects.

The impact of worldwide economic conditions, including the resulting effect on spending by SMBs, may adversely affect our business, operating results and financial condition.

A majority of the merchants that use our platform are SMBs and many of our merchants are in the entrepreneurial stage of their development. Our performance is subject to worldwide economic conditions and their impact on levels of spending by SMBs and their customers. SMBs and entrepreneurs may be disproportionately affected by economic downturns. SMBs and entrepreneurs frequently have limited budgets and may choose to allocate their spending to items other than our platform, especially in times of economic uncertainty or recessions.

Economic downturns may also adversely impact retail sales, which could result in merchants who use our platform going out of business or deciding to stop using our services in order to conserve cash. Weakening economic conditions may also adversely affect third-parties with whom we have entered into relationships and upon which we depend in order to grow our business. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.

We may be subject to claims by third-parties of intellectual property infringement.

The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, solutions, technology, methods or practices infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, non-practicing entities have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. The risk of claims may increase as the number of solutions that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.

Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition and results of operations. Although we do not believe that our proprietary technology, processes and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions or re-brand our solutions. We may also be obligated to indemnify our merchants or partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third-parties, prevent us from offering all or a portion of our solutions and otherwise negatively affect our business and operating results.

We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third-parties from making unauthorized use of our technology.

Our trade secrets, trademarks, trade dress, domain names, copyrights, trade secrets and other intellectual property rights are important to our business. We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, trade secrets, copyrights and trademarks to protect our intellectual property and competitive advantage, all of which offer only limited protection. The steps we take to protect our intellectual property require significant resources and may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We may be required to use significant resources to monitor and protect these rights. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our proprietary information may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, we hold no issued patents and thus would not be entitled to exclude or prevent our competitors from using our proprietary technology, methods and processes to the extent independently developed by our competitors.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to our proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing software that is substantially equivalent or superior to our software. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we likely would not be able to assert any trade secret rights against such parties. Additionally, we may from time to time be subject to opposition or similar proceedings with respect to applications for registrations of our intellectual property, including our trademarks. While we aim to acquire adequate protection of our brand through trademark registrations in key markets, occasionally third parties may have already registered or otherwise acquired rights to identical or similar marks for services that also address our market. We rely on our brand and trademarks to identify our platform and to differentiate our platform and services from those of our competitors, and if we are unable to adequately protect our trademarks third parties may use our brand names or trademarks similar to ours in a manner that may cause confusion in the market, which could decrease the value of our brand and adversely affect our business and competitive advantages.

Policing unauthorized use of our intellectual property and misappropriation of our technology and trade secrets is difficult and we may not always be aware of such unauthorized use or misappropriation. Despite our efforts to protect our intellectual property rights, unauthorized third-parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop services with the same or similar functionality as our platform. If our competitors infringe, misappropriate or otherwise misuse our intellectual property rights and we are not adequately protected, or if our competitors are able to develop a platform with the same or similar functionality as ours without infringing our intellectual property, our competitive advantage and results of operations could be harmed. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement by our competitors but may choose not to bring litigation to enforce our intellectual property rights due to the cost, time and distraction of bringing such litigation. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our platform, prevent or delay introductions of new or enhanced solutions, result in our substituting inferior or more costly technologies into our platform or injure our reputation. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to developing and protecting their technology or intellectual property rights than we do.

Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.

Our solutions incorporate and are dependent to a significant extent on the use and development of “open source” software and we intend to continue our use and development of open source software in the future. Such open source software is generally licensed by its authors or other third-parties under open source licenses and is typically freely accessible, usable and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements that we offer our proprietary software that incorporates the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained or are dependent upon the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our solutions and technologies. It is our view that we do not distribute our software, since no installation of our software is necessary and our platform is accessible solely through the “cloud.” Nevertheless, this position could be challenged. Any requirement to disclose our proprietary source code, termination of open source license rights or payments of damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.

Although we believe that we have complied with our obligations under the various applicable licenses for open source software, it is possible that we may not be aware of all instances where open source software has been incorporated into our proprietary software or used in connection with our solutions or our corresponding obligations under open source licenses. We do not have robust open source software usage policies or monitoring procedures in place. We rely on multiple software programmers to design our proprietary software and we cannot be certain that our programmers have not incorporated open source software into our proprietary software that we intend to maintain as confidential or that they will not do so in the future. To the extent that we are required to disclose the source code of certain of our proprietary software developments to third-parties, including our competitors, in order to comply with applicable open source license terms, such disclosure could harm our intellectual property position, competitive advantage, results of operations and financial condition. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations and solutions, which could disrupt and adversely affect our business.

We rely on search engines and social networking sites to attract a meaningful portion of our merchants. If we are not able to generate traffic to our website through search engines and social networking sites, our ability to attract new merchants may be impaired. In addition, if our merchants are not able to generate traffic to their shops through search engines and social networking sites, their ability to attract consumers may be impaired.

Many of our merchants locate our website through internet search engines, such as Google, and advertisements on social networking sites, such as Facebook. The prominence of our website in response to internet searches is a critical factor in attracting potential merchants to our platform. If we are listed less prominently or fail to appear in search results for any reason, visits to our website could decline significantly, and we may not be able to replace this traffic.

Similarly, many consumers locate our merchants’ shops through internet search engines and advertisements on social networking sites. If our merchants’ shops are listed less prominently or fail to appear in search results for any reason, visits to our merchants’ shops could decline significantly. As a result, our merchants’ businesses may suffer, which would affect the ability of such merchants to pay for our solutions.

Search engines revise their algorithms from time to time in an attempt to optimize their search results. If search engines modify their algorithms, our website and our merchants’ shops may appear less prominently or not at all in search results, which could result in reduced traffic to our website and to our merchants’ shops.

Additionally, if the price of marketing our solutions over search engines or social networking sites increases, we may incur additional marketing expenses or may be required to allocate a larger portion of our marketing spend to search engine marketing and our business and operating results could be adversely affected. Furthermore, competitors may in the future bid on the search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website. In addition, search engines or social networking sites may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our solutions. As well, new search engines or social networking sites may develop, particularly in specific jurisdictions that reduce traffic on existing search engines and social networking sites. And if we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website through these new platforms. If we are unable to continue to successfully promote and maintain our websites, or if we incur excessive expenses to do so, our business and operating results could be adversely affected.

Activities of merchants or the content of their shops could damage our brand, subject us to liability and harm our business and financial results.

Our terms of service prohibit our merchants from using our platform to engage in illegal activities and our terms of service permit us to take down a merchant’s shop if we become aware of such illegal use. Merchants may nonetheless engage in prohibited or illegal activities or upload store content in violation of applicable laws, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of merchants that are deemed to be hostile, offensive, inappropriate or illegal. We do not proactively monitor or review the appropriateness of the content of our merchants’ shops and we do not have control over merchant activities. The safeguards we have in place may not be sufficient for us to avoid liability or avoid harm to our brand, especially if such hostile, offensive, inappropriate or illegal use is high profile, which could adversely affect our business and financial results.

If third-party apps and themes change such that we do not or cannot maintain the compatibility of our platform with these apps and themes, or if we fail to provide third-party apps and themes that our merchants desire to add to their shops, demand for our platform could decline.

The success of our platform depends, in part, on our ability to integrate third-party apps, themes and other offerings into our third-party ecosystem. Third-party developers may change the features of their offerings or alter the terms governing the use of their offerings in a manner that is adverse to us. If we are unable to maintain technical interoperation, our merchants may not be able to effectively integrate our platform with other systems and services they use. We may also be unable to maintain our relationships with certain third-party vendors if we are unable to integrate our platform with their offerings. Further, third-party developers may refuse to partner with us or limit or restrict our access to their offerings. Such changes could functionally limit or terminate our ability to use these third-party offerings with our platform, which could negatively impact our solution offerings and harm our business. If we fail to integrate our platform with new third-party offerings that our merchants need for their shops, or to adapt to the data transfer requirements of such third-party offerings, we may not be able to offer the functionality that our merchants and their customers expect, which would negatively impact our offerings and, as a result, harm our business.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third-parties in order to provide our solutions and run our business, sometimes by a single-source supplier. Third-party hardware, software and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use or any failures of third-party hardware, software or services could result in delays in our ability to provide our solutions or run our business until equivalent hardware, software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent solution, any of which could cause an adverse effect on our business and operating results. Further, merchants could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our merchants would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

We may not be able to compete successfully against current and future competitors.

We face competition in various aspects of our business and we expect such competition to intensify in the future, as existing and new competitors introduce new services or enhance existing services. We have competitors with longer operating histories, larger customer bases, greater brand recognition, greater experience and more extensive commercial relationships in certain jurisdictions, and greater financial, technical, marketing and other resources than we do. As a result, our potential competitors may be able to develop products and services better received by merchants or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or merchant requirements. In addition, some of our larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies and offer more attractive sales terms, which could cause us to lose potential sales or to sell our solutions at lower prices.

Competition may intensify as our competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate including: by integrating competing platforms or features into products they control such as search engines, web browsers, mobile device operating systems or social networks; by making acquisitions; or by making access to our platform more difficult. Further, current and future competitors could choose to offer a different pricing model or to undercut prices in an effort to increase their market share. We also expect new entrants to offer competitive services. If we cannot compete successfully against current and future competitors, our business, results of operations and financial condition could be negatively impacted.

We plan to make future acquisitions and investments, which could divert management’s attention, result in operating difficulties and dilution to our stockholders and otherwise disrupt our operations and adversely affect our business, operating results or financial position.

From time to time, we evaluate potential strategic acquisition or investment opportunities. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:

●	diversion of management time and focus from operating our business;

●	use of resources that are needed in other areas of our business;

●	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;

●	in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company, including potential risks to our corporate culture;

●	in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●	in the case of an acquisition, retention and integration of employees from the acquired company;

●	unforeseen costs or liabilities;

●	adverse effects to our existing business relationships with partners and merchants as a result of the acquisition or investment;

●	the possibility of adverse tax consequences;

●	litigation or other claims arising in connection with the acquired company or investment; and

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities.

We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this we have made no commitments or agreements with respect to any such transaction.

New tax laws could be enacted or existing laws could be applied to us or our merchants, which could increase the costs of our solutions and adversely impact our business.

The application of federal, state, provincial, local and foreign tax laws to solutions provided over the internet is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to solutions provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent, and could ultimately result in a negative impact on our results of operations and cash flows.

State tax authorities may seek to assess state and local business taxes and sales and use taxes. If we are required to collect sales and use taxes in additional jurisdictions, we might be subject to tax liability for past sales.

There is a risk that U.S. states could assert that we are liable for U.S. state and local business activity taxes, which are levied upon income or gross receipts, or for the collection of U.S. local sales and use taxes. This risk exists regardless of whether we are subject to U.S. federal income tax. States are becoming increasingly active in asserting nexus for business activity tax purposes and imposing sales and use taxes on products and services provided over the internet. We may be subject to U.S. state and local business activity taxes if a state tax authority asserts that our activities or the activities of our non-U.S. subsidiaries are sufficient to establish nexus. We could also be liable for the collection of U.S. state and local sales and use taxes if a state tax authority asserts that distribution of our solutions over the internet is subject to sales and use taxes. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. If a state tax authority asserts that distribution of our solutions is subject to such sales and use taxes, the additional cost may decrease the likelihood that such merchants would purchase our solutions or continue to renew their subscriptions.

A successful assertion by one or more states requiring us to collect sales or other taxes on subscription service revenue could result in substantial tax liabilities for past transactions and otherwise harm our business. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required. New obligations to collect or pay taxes of any kind could increase our cost of doing business.

We are dependent upon consumers’ and merchants’ willingness to use the internet for commerce.

Our success depends upon the general public’s continued willingness to use the internet as a means to pay for purchases, communicate, access social media, research and conduct commercial transactions, including through mobile devices. If consumers or merchants become unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to merchants’ and consumers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.

We may face challenges in expanding into new geographic regions.

Our future success will depend in part upon our ability to expand into new geographic regions, and we will face risks entering markets in which we have limited or no experience and in which we do not have any brand recognition. Expanding into new geographic regions where the main language is not English will require substantial expenditures and take considerable time and attention, and we may not be successful enough in these new markets to recoup our investments in a timely manner, or at all. Our efforts to expand into new geographic regions may not be successful, which could limit our ability to grow our business.

Risks Related to Laws and Regulations

Failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.

We currently operate our business in the U.S. and Canada. We are subject to anti-corruption laws and regulations, including the FCPA, and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

In addition, we are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the BSA. Among other things, the BSA requires money services businesses (such as money transmitters and providers of prepaid access) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

Failure to comply with any of these laws and regulations or changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties, reputational harm or change the manner in which we currently conduct some aspects of our business, which could adversely affect our business, financial condition or results of operations.

Failure to enforce and defend our intellectual property rights may diminish our competitive advantages or interfere with our ability to market and promote our products and services.

Our trademarks, trade names, trade secrets, know-how, proprietary technology and other intellectual property are important to our future success. We have a pending trademark application for “CrowdPay.us Crowdfunding & Compliance Platform”. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation or other violation of our rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market and promote our brands. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations. In addition, the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

New or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state or local taxes that cannot be passed through to our merchants or partners, could reduce our net income.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

Additionally, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We and our merchants are subject to laws and regulations that affect the electronic payments industry in the many countries in which our services are used. In particular, our merchants are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. The U.S. government has increased its scrutiny of a number of credit card practices, from which some of our merchants derive significant revenue. Regulation of the payments industry, including regulations applicable to us and our merchants, has increased significantly in recent years. Failure to comply with laws and regulations applicable to our business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services or the imposition of consent orders or civil and criminal penalties, including fines which could adversely affect our business, financial condition or results of operations.

We are also subject to U.S. and international financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. Any lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. In addition, certain of our alliance partners are subject to regulation by federal and state authority and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), recently significantly changed the U.S. financial regulatory system. Among other things, Title X of the Dodd-Frank Act established a new, independent regulatory agency known as the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial products and services (including some offered by our merchants). The CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

Separately, under the Dodd-Frank Act, debit interchange transaction fees that a card issuer receives and are established by a payment card network for an electronic debit transaction are now regulated by the Board of Governors of the Federal Reserve System, or the Federal Reserve, and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Effective October 1, 2011, the Federal Reserve capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the card issuer’s fraud losses plus, for qualifying card issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. Regulations such as these could result in the need for us to make capital investments to modify our services to facilitate our existing merchants’ and potential merchants’ compliance and reduce the fees we are able to charge our merchants. These regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, the requirements of the regulations and the timing of their effective dates could result in changes in our merchants’ business practices, which could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants.

Risks Related to Our Capital Stock

We could issue additional common stock, which might dilute the book value of our capital stock.

The Company may issue all or a part of its authorized but unissued shares of common stock. Any such stock issuance could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, in order to raise future capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances, if any, would dilute your percentage ownership interest in the Company, thereby having the effect of reducing your influence on matters on which stockholders vote. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. As a result, any such issuances or exercises would dilute your interest in the Company and the per share book value of the common stock that you owned, either of which could negatively affect the trading price of our common stock and the value of your investment.

As a “thinly-traded” stock, large sales can place downward pressure on our stock price.

Our stock experiences periods when it could be considered “thinly traded”. Financing transactions resulting in a large number of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place further downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

Shares eligible for future sale may adversely affect the market for our common stock.

As of December 31, 2018 there are 1,200,000 warrants to purchase shares of our common stock outstanding. The warrants are exercisable at an exercise price of $0.25 per share. We have also granted 8,155,168 options to purchase our common stock, none of which vested as of December 31, 2018. 200,000 of the options have an exercise price of $0.001 per share and 7,955,168 have an exercise price of $0.0001 per share. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2018 our two largest stockholders, Ronny Yakov and John Herzog, owned or controlled approximately 93.0% of our outstanding common stock. If those stockholders act together, they will have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Property

For our corporate headquarters e currently share office space at 200 Park Avenue, Suite 1700, New York, NY and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. We have the right to expand or minimize our use of the lease space in accordance with our needs.

We also lease 5,000 square feet of office space in Alpharetta, GA for which we currently pay rent of approximately $8,700 per month.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OLBG” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (not including their personal residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

At April 12, 2019 there were approximately 352 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

None.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of (a) the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the years ended December 31, 2018 and 2017, along with a discussion of the results of the predecessor entity for (b) the period from January 1, 2018 to April 8, 2018 and for the year ended December 31, 2017. For purposes of this MD&A, we have also included a discussion of certain results from operations on a combined basis, by comparing (a) our consolidated results for the year ended December 31, 2018 combined with the predecessor’s results for the period from January 1, 2018 to April 8, 2018 to (b) the predecessor’s results from operations for the year ended December 31, 2017.

During the year ended December 31, 2018, a majority of our total revenues were earned from transaction and processing fees related to electronic payments totaling $9,019,876. During the same period, costs related to payment processing fees totaled $5,992,619, or 66.4% of revenue. For the period from January 1, 2018 through April 8, 2018, total revenues were $3,174,539, along with payment processing fees of $1,748,141. The combined results for the full year 2018 revenue were $12,194,415 and processing fees of $7,740,760, which are 63.5% of revenue.

During year ended December 31, 2017, the predecessor revenues were earned primarily from transaction and processing fees related to electronic payments totaling $14,907,709. During the same period, cost of revenue related to payment processing combined for $9,395,994 or 63.0% of revenue.

Revenue has decreased from the prior year due to the lack of a sales team and customer retention program in place to replace lost merchants and gain new ones. Our goal is to build out our sales team in 2019 and expand our offering or products and services.

Selling, general and administrative (“SG&A”) expenses were $2,836,206 for the year ended December 31, 2018. This includes $1,401,192 for salaries and wage expense, $181,510 for outside commissions and $1,253,504 for other general and administrative costs. We also incurred $182,213 of non-cash stock compensation expense related to the grant of options to our officers. For the period from January 1, 2018 through April 8, 2018, SG&A expenses were $1,250,165. This includes $374,345 for salaries and wage expense, $508,296 for outside commissions and $367,524 for other general and administrative costs.

During the year ended December 31, 2017, the predecessor’s SG&A expenses were $7,087,670. This includes $2,782,079 for salaries and wage expense, $336,290 for outside commissions and $3,969,301 for other general and administrative costs (“G&A”). Some of the larger components of G&A costs included legal and other professional fees of $2,095,231 and rent expense of $184,336, The predecessor also incurred $7,914,269 of non-cash expense for the impairment of goodwill.

The combined decrease in SG&A expense of $3,001,299 from the year ended December 31, 2017 to 2018 is largely due to the decrease in salaries and wages, legal and other professional fees and outside commissions.

For the year ended December 31, 2018 we incurred $883,316 of interest expense, a $16,039 gain on forgiveness of debt and $6,799 of interest income. For the period from January 1, 2018 through April 8, 2018, the predecessor incurred $832,564 of interest expense, a $908 of other income. Total interest expense for the full year combined for $1,715,880. For the year ended December 31, 2017 we incurred $3,836,495 of interest expense and other expense of $131,846. The decrease in interest expense of $2,120,615 from the year ended December 31, 2017 to the full year ended December 31, 2018, is due to the restructuring of the GACP loan.

Our net loss for the year ended December 31, 2018, was $1,393,544. For the period from January 1, 2018 through April 8, 2018, our net loss was $746,162, for a combined net loss of $2,139,706 for the full 2018 year compared to a net loss of $662,297 for the year ended December 31, 2017. The net loss for the predecessor for the year ended December 31, 2017 was $13,821,521.

The company’s merchants process over $82,000,000 in gross transactions monthly and averages 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the USA with no concentration of industries or merchants.

We are finalizing the integration of all the applications for OmniSoft and the shopfast Omnicommerce solution with the eVance mobile payment gateway SecurePay.com. The Company’s proprietary gateway, SegurePay.comTM, is used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions. We are also launching our new Merchant and ISO boarding system that will be able to board merchants instantly online. This will providing the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

Our back office risk and compliance system, Ingres, is connected to a list of risk and mitigation vendors and tools that instantly give us an in-depth understanding of new merchant applications. This allows our internal dashboard to provide Artificial intelligence information on the merchant. The Company uses this information to mitigate merchant risk since the Company is liable for the transaction.

The available merchant information processed through our systems gives us the ability to make intelligent decisions about what services we can provide to specific merchants. Services such as small business loans and instant cash advances are available upon the Company’s approval, although none have been issued to date.

The Company plans to focus on prime verticals such as small banks that don’t have merchant services in-house. This allows us to be the merchant services provider for the bank and their merchants.

The Company is a Payment Facilitator (PayFac). The PayFac model allows us to instantly underwrite merchants and take all credit risk from end to end.

We are adding additional services to our payment gateway to provide services such as ACH and cloud based billings.

CrowdPay plans to increase the platform services for crowd funding by offering its white labeled solutions to issuers and investment banking firms.

Liquidity and Capital Resources

For the year ended December 31, 2018 we used $131,092 in operating activities. We received $217,678 from investing activities, which included a $174,967 payment on a note receivable and $42,711 of cash received as part of the business combination. We had net proceeds from financing activities of $25,000. Within financing activities, we received a $3,000,000 related party loan that was used to make our required payments on the GACP loan. That same related party also loaned the Company $30,000. That $30,000 was repaid during the year. In addition, our CEO loaned the Company $25,000.

For the year ended December 31, 2017 we used $54,660 as a result of operating activities and received $53,500 from financing activities from related party loans.

For the period from January 1, 2018 through April 8, 2018 we used $382,106 in operating activities and received $176,088 from investing activities which included $182,362 from payment on a note receivable and payment of $6,274 for the acquisition of property and equipment.

For the predecessor year ended December 31, 2017 we used $1,001,491 in operating activities. We received $153,094 from investing activities, which included a $200,000 payment on a note receivable and the use of $46,906 for the purchase of property and equipment. In financing activities, we used $512,583 for loan payments.

At December 31, 2018, the Company had cash of $111,586 and a working capital deficit of $674,203. For the year ended December 31, 2018, the Company’s net loss and cash used in operating activities was $1,393,544 and $131,902, respectively. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities. Additionally, included in the working capital deficit as of December 31, 2018 was accrued payroll and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $610,976, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder, that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through April 2020, the Company has alleviated its previously reported substantial doubt regarding its ability to continue as a going concern.  The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the ability to successfully expand our services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The OLB Group, Inc.

December 31, 2018 and 2017 Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes stockholders’ deficit and cash flows the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of The OLB Group, Inc. as of and for the year ended December 31, 2017 were audited by other auditors whose report dated April 13, 2018, expressed an unqualified opinion on those financial statements. As discussed in Note 8 to the financial statements, the Company has adjusted its 2017 financial statements to retrospectively apply the effects of two common control mergers that occurred subsequent to the year ended December 31, 2017. The other auditors reported on the financial statements before the retrospective adjustments.

As part of our audit of the 2018 financial statements, we also audited the adjustments to the 2017 financial statements to retroactively apply the effects of the common control mergers that occurred subsequent to the year ended December 31, 2017 as described in Note 8. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2017 financial statements other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements as whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

April 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The OLB Group, Inc. (“Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2015 until 2019.

/s/ Liggett & Webb P.A.

New York, New York

April 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Excel Corporation

Opinion on the Financial Statements

We have audited Excel Corporation’s (the “Company”) consolidated statements of operations and cash flows for the period from January 1, 2018 to April 8, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the period from January 1, 2018 to April 8, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company was also in default of its debt covenants. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements the Company was in default on its note payable. In 2018, the secured noteholder foreclosed on the note and exercised its post-default remedies under the loan and security agreement by conducting a public auction of all of the Company’s assets on April 9, 2018, in accordance with the UCC, at which time the Company ceased operations.

 We have served as the Company's auditor since 2018.

/s/ Liggett & Webb P.A.

 New York, New York

April 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Excel Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Excel Corporation (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $19,018,311 at December 31, 2017, and has generated a net loss of $13,821,521 and used cash in operations of $1,001,491 for the year ended December 31, 2017. The Company is also in default of its debt covenants at December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements the Company was in default on its note payable at December 31, 2017. In 2018 the secured noteholder foreclosed on the note and exercised its post-default remedies under the loan and security agreement by conducting a public auction of all of the Company’s assets on April 9, 2018, in accordance with the UCC, at which time the Company ceased operations.

 We have served as the Company's auditor since 2018.

/s/ Liggett & Webb P.A.

New York, New York

October 3, 2018

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2018	2017	2017
			(Predecessor)
ASSETS
Current Assets:
Cash	$111,586	$-	$225,227
Accounts receivable, net	406,110	27,790	564,014
Note receivable	-	-	357,330
Prepaid expenses	21,135	-	69,119
Other current assets	8,278	-	85,839
Total Current Assets	547,109	27,790	1,301,529

Other Assets:
Property and equipment, net	65,945	-	118,240
Intangible assets, net	4,148,096	-	1,784,532
Goodwill	6,858,216	-	-
Other long-term assets	379,908	4,965	412,513
TOTAL ASSETS	$11,999,274	$32,755	$3,616,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$467,526	$138,134	$2,323,926
Accrued compensation – related party	640,009	416,738	-
Accrued expenses	73,625	-	-
Wages payable	-	-	472,912
Other accrued liabilities	15,152	-	381,031
Note payable – current portion	25,000	-	13,911,233
Total Current Liabilities	1,221,312	554,872	17,089,102
Long Term Liabilities:
Note payable, net	9,500,000	-	-
Notes payable – related parties	3,000,000	-	-
Other long-term liabilities	-	-	31,909
Total Liabilities	13,721,312	554,872	17,121,011

Commitments and contingencies (Note 15)	-	-	-

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 162,350,364 and 162,325,364 shares issued and outstanding, respectively	16,237	16,234	-
Additional paid-in capital	15,770,192	15,576,572	5,514,114
Accumulated deficit	(17,508,467)	(16,114,923)	(19,018,311)
Total Stockholders’ Deficit	(1,722,038)	(522,117)	(13,504,197)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,999,274	$32,755	$3,616,814

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,		For the period ended April 8, 2018	For the Year Ended December 31, 2017
	2018	2017	(Predecessor)	(Predecessor)

Revenue:
Transaction and processing fees	$8,863,008	$-	$3,164,949	$14,656,301
Merchant equipment sales and other	35,756	-	9,590	251,408
Other revenue	121,112	183,998	-	-
Total revenue	9,019,876	183,998	3,174,539	14,907,709

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,992,619	19,398	1,748,141	9,395,994
Amortization expense	541,904	-	90,739	362,956
Salaries and wages	1,401,192	525,000	374,345	2,782,079
Outside commissions	181,510	-	508,296	336,290
General and administrative expenses	1,435,717	274,996	367,524	3,969,301
Impairment of goodwill	-	-	-	7,914,269
Total operating expenses	9,552,942	819,394	3,089,045	24,760,889

Income (loss) from operations	(533,066)	(635,396)	85,494	(9,853,180)

Other Income (Expense):
Interest expense	(800,467)	-	(832,564)	(3,836,495)
Interest expense, related party	(82,849)	(26,901)	-	-
Gain on settlement of payables	16,039	-	-	-
Other	6,799	-	908	(131,846)
Total other expense	(860,478)	(26,901)	(831,656)	(3,968,341)

Net Loss	$(1,393,544)	$(662,297)	$(746,162)	$(13,821,521)

Net loss per share, basic and diluted	$(0.01)	$(0.00)		(0.14)

Weighted average shares outstanding, basic and diluted	162,343,378	155,996,684		100,482,497

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 2018 and 2017

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2017	155,979,297	$15,598	$14,942,601	$(15,452,626)	$(494,427)
Common stock issued for related party debt	2,516,050	252	251,353	-	251,605
Common stock issued for accrued compensation	3,805,017	381	380,121	-	380,502
Common stock issued for services	25,000	3	2,497	-	2,500
Net loss for the year ended December 31, 2017	-	-	-	(662,297)	(662,297)
Balance at December 31, 2017	162,325,364	16,234	15,576,572	(16,114,923)	(522,117)
Common stock issued for services	25,000	3	3,747	-	3,750
Warrants issued as non-cash interest	-	-	7,660	-	7,660
Option expense for officers	-	-	182,213	-	182,213
Net loss for the year ended December 31, 2018	-	-	-	(1,393,544)	(1,393,544)
Balance at December 31, 2018	162,350,364	16,237	15,770,192	(17,508,467)	(1,722,038)

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		For the period ended April 8, 2018	For the Year Ended December 31, 2017
	2018	2017	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,393,544)	$(662,297)	$(746,162)	$(13,821,521)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	582,559	-	109,225	446,525
Paid in kind interest	-	-	275,369	1,614,564
Stock based compensation	185,963	2,500	-	20,001
Non-cash interest expense	7,660	-	-	-
Gain on settlement of payables	(16,039)	-	-	-
Bad debt expense	38,113	-	-	656,131
Loss on disposal of property and equipment	-	-	-	15,539
Gain in investment accounted for under the equity method	-	-	-	171,469
Loss on impairment of goodwill	-	-	-	7,914,269
Changes in assets and liabilities:
Accounts receivable	63,869	(27,790)	99,190	304,519
Prepaid expenses	63,810	-	35,445	36,876
Other current assets	(8,278)	-	(298)	3,211
Other long-term assets	(26,576)	-	6,775	32,523
Accounts payable	149,161	104,406	(219,888)	1,746,706
Accrued compensation – related party	239,310	501,620	(3,156)	87,909
Other accrued liabilities – related party	-	26,901	-	-
Other accrued liabilities	(17,100)	-	63,905	(220,416)
Other long-term liabilities	-	-	(2,511)	(9,796)
Net Cash Used in Operating Activities	(131,092)	(54,660)	(382,106)	(1,001,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(6,274)	(46,906)
Proceeds from note receivable	174,967	-	182,362	200,000
Cash received in business combination	42,711	-	-	-
Net Cash provided by Investing Activities	217,678	-	176,088	153,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	3,055,000	53,500	-	-
Payment on notes payable – related parties	(30,000)	-	-	-
Payment on notes payable	(3,000,000)	-	-	(512,583)
Net Cash provided by (used in) Financing Activities	25,000	53,500	-	(512,583)

Net Change in Cash	111,586	(1,160)	(206,018)	(1,360,980)
Cash – Beginning of Period	-	1,160	225,227	1,586,207
Cash – End of Period	$111,586	$0	$19,209	$225,227

Cash Paid For:
Interest	$728,000	$-	$458,812	$2,040,338
Income taxes	$-	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Stock issued in conversion of debt and related accrued interest	$-	$251,605	$-	$-
Stock issued in conversion of accrued salary	$-	$380,502	$-	$-
Forgiveness of accrued compensation credited to additional paid-in capital	$-	$-	$-	$669,529
Preferred stock converted into common stock	-	-	-	460

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed in the business combination further described in Note 1 are shown below:

Consideration
Consideration issued	$12,500,000

Identified assets and liabilities
Cash	42,711
Accounts and other receivables	480,302
Note receivable	174,967
Prepaid expenses	84,945
Long-term assets	348,367
Property and equipment	106,600
Accounts payable	(180,231)
Accrued Expenses	(105,877)
Merchant portfolios	2,190,000
Tradename	2,500,000
Total identified assets and liabilities	5,641,784

Excess purchase price allocated to goodwill	$6,858,216

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – BACKGROUND AND RECENT ACQUISITIONS

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries.

The Company provides integrated financial and transaction processing services to businesses throughout the United States. Through its eVance Capital, Inc. subsidiary (“eVance”), the Company provides an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payment processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and as a result, receives additional consideration for this service and risk. The Company’s Securus365, Inc. subsidiary operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,0000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been insignificant.

Omnisoft.io, Inc. (“Omnisoft”) operates a software platform for small merchants The Omnicommerce applications work on an iPad, mobile device and the web and allows you to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been insignificant.

We also provide ecommerce development and consulting services on a project by project basis.

Memorandum of Sale

On April 9, 2018, Securus365, Inc., a Delaware corporation (“Securus”), eVance Capital, Inc., a Delaware corporation (“eVance Capital”), and eVance Inc., a Delaware corporation (“eVance”, and collectively with Securus and eVance Capital, the “Purchasers”), each of which Purchaser is a newly formed wholly-owned subsidiary of OLB, entered into a Memorandum of Sale (the “Memorandum of Sale”) by and among the Purchasers and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), in its capacity as administrative agent and collateral agent to certain secured lenders of the Debtors (as defined below), pursuant to which the Purchasers acquired substantially all of the assets of the Debtors (the “Asset Acquisition”) through a foreclosure sale arranged by GACP under the Uniform Commercial Code of the State of New York (“UCC”) of the collateral of Excel Corporation (“Excel”) and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (Excel and such subsidiaries, collectively, the “Debtors”) under the Loan and Security Agreement, dated as of November 2, 2016, by and among GACP, the lenders thereunder and the Debtors and related loan documents, as amended (the “Excel Loan and Security Agreement”).

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

In consideration for the sale and transfer of the Acquired Assets at the Closing, the Purchasers assumed certain post-Closing obligations under assigned contracts and issued GACP a note payable in the amount of $12,500,000, through the deemed simultaneous financing of such purchase price to the Purchasers under the Credit Agreement. Pursuant to the Memorandum of Sale, the Purchasers purchased from GACP and accepted all of the Debtors’ right, title and interest in and to the Acquired Assets “as is”, “where is” and “with all faults” and without any representations or warranties, express or implied, of any nature whatsoever. Any representations made by the parties in the Memorandum of Sale did not survive the Closing, and there is no indemnification rights for either party’s breach.

Common Control Mergers

Effective May 9, 2018, the Company entered into a share exchange agreement with Crowdpay.US, Inc., a New York corporation for which the Company issued 87,500,000 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Crowdpay and as a result this transaction was accounted for as a common control merger. See Note 8.

Effective May 9, 2018, the Company entered into a share exchange agreement with Omnisoft, Inc., a Delaware corporation for which the Company issued 55,000,000 shares of common stock for all of the authorized stock of Omnisoft. Omnisoft became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Omnisoft and as a result this transaction was accounted for as a common control merger. See Note 8.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long lived assets and recoverability of those assets, valuation allowances for income taxes, stock based compensation and estimates made for business combinations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, Crowdpay.US, and OMNISOFT, Inc. All significant intercompany transactions and balances have been eliminated.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in one segment surrounding our ISO operations.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2018 and 2017.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, Crowdpay has a recorded an allowance of $38,113 and $0, as of December 31, 2018 and 2017, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. For the years ended December 31, 2018 and 2017, respectively, chargebacks were immaterial.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Merchant Portfolios

Merchant portfolios are valued at fair value of merchant customers on the date of acquisition and are amortized over their estimated useful lives (7 years).

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and determined there was no impairment of indefinite lived intangibles and goodwill.  For the year ended December 31, 2017, during the annual assessment of goodwill, management determined that goodwill had been fully impaired. Due to this impairment the Company recorded an impairment charge of $7.9 million. The impairment charge resulted from the default of the loan with GACP Finance Co. LLC.

Business Combinations

Acquisitions are accounted for using the acquisition method of accounting. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the estimated fair values at the acquisition date. Transaction costs are expensed as incurred.

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired and identified based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

We account for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the year ended December 31, 2018 does not include warrants to acquire 1,200,000 shares of common stock because of their anti-dilutive effect. There were no potentially dilutive shares as of December 31, 2017.

Revenue Recognition and Cost of Revenues

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2018, and 2017, no liability for unrecognized tax benefits was required to be reported.

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

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Receivable and Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 17 Subsequent Events.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The guidance in ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted this ASU and it did not have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance that will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The adoption of this ASU has had no material impact of the Company’s Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s consolidated financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which amended the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2018.  In March 2016, the FASB issued an update (ASU 2016-08) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent considerations. In April 2016, the FASB issued an update (ASU 2016-10) to ASC 606, Identifying Performance Obligations and Licensing, which provides clarification related to identifying performance obligations and licensing implementation guidance under ASU 2014-09. In May 2016, the FASB issued an update (ASU 2016-12) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued an update (ASU 2016-20) to ASC 606, Technical Corrections and Improvements, which outlines technical corrections to certain aspects of the new revenue recognition standard such as provisions for losses on construction type contracts and disclosure of remaining performance obligations, among other aspects. The effective date and transition requirements are the same as those in ASU 2014-09 for all subsequent clarifying guidance discussed herein.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company has elected to apply the modified retrospective method. Accordingly, the new revenue standard will be applied prospectively in the Company’s financial statements from January 1, 2019 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, the Company had cash of $111,586 and a working capital deficit of $649,203. For the year ended December 31, 2018, the Company’s net loss and cash used in operating activities was $1,393,544 and $131,092, respectively. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of December 31, 2018 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $610,976, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder, that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through April 2020, the Company has alleviated its previously reported substantial doubt regarding its ability to continue as a going concern.  The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

NOTE 4 – NOTE RECEIVABLE

On November 30, 2017, the predecessor entity entered into a forbearance agreement with MoneyonMobile, Inc. (formerly Calpain, Inc) concerning a $675,000 note payable dated April 12, 2016.  In the agreement, MoneyonMobile agreed to a periodic payment schedule for the principal of the note with the first payment of $200,000 due and paid on December 15, 2017. The remain balance of $475,000 was to be paid in six-monthly installments beginning January 15, 2018 with a final payment made on June 15, 2018. Due to certain financial uncertainties with MoneyonMobile, management of the predecessor determined it necessary to reserve for the final payments due on the note and recorded bad debt expense of $117,670 during the year ended December 31, 2017. During the period from January 1, 2018 to April 8, 2018, the predecessor collected $182,362 and subsequent to the date the Company completed the business combination (Note 7), the Company collected the remaining $174,967.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31		December 31, 2017
	2018	2017	Predecessor
Furniture and Fixtures	$14,895	$-	$36,471
Office Equipment	73,205	-	180,576
Leasehold improvements	6,208	-	-
Computer Software	12,292	-	63,607
	106,600	-	280,654
Accumulated depreciation	(40,655)	-	(162,414)
Property and equipment, net	$65,945	$-	$118,240

Depreciation expense was $40,655 and $0 for the years ended December 31, 2018 and 2017, respectively. As it pertains to the predecessor, for the period from January 1, 2018 through April 8, 2018, depreciation expense was $18,486 and for the year ended December 31, 2017, depreciation expense was $83,569.

NOTE 6 – INTANGIBLE ASSETS

Other assets consist of the following as of:

	December 31		December 31, 2017
	2018	2017	Predecessor
Merchant Portfolios	$2,190,000	$-	$2,540,690
Less Accumulated Amortization	(208,571)	-	(756,158)
Net residual portfolios	$1,981,429	$-	$1,784,532

	December 31		December 31, 2017
	2018	2017	Predecessor
Trade name	$2,500,000	$-	$-
Less Accumulated Amortization	(333,333)	-	-
Net trade name	$2,166,667	$-	$-

Amortization expense amounted to $541,904 for the year ended December 31, 2018. The predecessor’s amortization expense for the period from January 1, 2018 to April 8, 2018 and for the year ended December 31, 2017 was $90,739 and $362,956, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2019	$812,857
2020	$812,857
2021	$812,857
2022	$812,857
2023	$479,524
Thereafter	$417,144

The weighted average remaining useful life of amortizing intangible assets was 6 years at December 31, 2018.

NOTE 7 – BUSINESS COMBINATIONS

As disclosed in Note 1, on April 9, 2018, the Company entered into a Memorandum of Sale by and among the Purchasers and GACP. In consideration for the sale and transfer of the Acquired Assets at the Closing, the Company assumed certain post-Closing obligations under assigned contracts and issued GACP a note payable for $12,500,000, through the deemed simultaneous financing of such purchase price to the Purchasers under the Credit Agreement.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill. The amount assigned to goodwill was deemed appropriate based on several factors, including: (i) the multiple paid by market participants for businesses in the merchant card processing business; (ii) levels of eVance Payments, current and future projected cash flows; and (iii) the Company’s strategic business plan. Goodwill is expected to be deductible for tax purposes.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Consideration
Consideration issued	$12,500,000
Identified assets and liabilities
Cash	42,711
Accounts and other receivables	480,302
Note receivable	174,967
Prepaid expenses	84,945
Long-term assets	348,367
Property and equipment	106,600
Accounts payable	(180,231)
Accrued Expenses	(105,877)
Merchant portfolios	2,190,000
Tradename	2,500,000
Total identified assets and liabilities	5,641,784

Excess purchase price allocated to goodwill	$6,858,216

Unaudited pro forma results of operations for the years ended December 31, 2018 and 2017, as if the Company and its subsidiaries had been combined on January 1, 2017, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations are as follows:

	2018	2017
Revenues	$12,194,415	$15,091,707
Operating loss	$(124,442)	$(3,023,848)
Net loss	$(1,816,576)	$(6,979,090)
Net loss per share – basic and diluted	$(0.01)	$(0.04)

NOTE 8 – COMMON CONTROL MERGERS

On May 9, 2018, the Company acquired 100% of Omnisoft in exchange for the issuance of 55,000,000 shares of common stock. The acquisition of Omnisoft., was determined to be a common control transaction as each Company has the same two shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or January 1, 2017 as follows:

Accounts receivable	$250
Accounts payable	(602)
Accrued expenses – related party	(265,319)
Net liabilities assumed	$(265,671)

The results of operations included in the consolidated statement of operations for the year ended December 31, 2017 as a result of the common control merger were as follows:

Revenue	$250
Operating expenses	(134,154)
Net loss	$(133,904)

On May 9, 2018, the Company acquired 100% of Crowdpay in exchange for 87,500,000 shares of common stock. The acquisition of Crowdpay., as a wholly owned subsidiary is considered a common control transaction as each Company has the same shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or January 1, 2017 as follows:

Accounts receivable	$27,540
Other receivable – related party	1,705
Accounts payable and accrued expenses	(48,472)
Accrued expenses – related party	(149,645)
Net liabilities assumed	$(168,872)

The results of operations included in the consolidated statement of operations for the year ended December 31, 2017 as a result of the common control merger were as follows:

Revenue	$132,205
Operating expenses	(261,860)
Net loss	$(129,655)

NOTE 9 – NOTES PAYABLE

As of December 31, 2017, the Company had a balance due on its note payable to GACP of $13,911,233. The Loan accrues interest of 18% per annum of which 13% is payable in cash monthly and 5% is payable in kind (PIK). The note was extinguished due to the foreclosure on the collateral of the note.

In order to finance the Asset Acquisition, GACP, as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder, provided a term loan of $12,500,000 (the “Term Loan”) to the Purchasers, Omnisoft, Inc., a Delaware corporation and CrowdPay.us, Inc., a New York corporation, each of Omnisoft and Crowdpay being affiliates of the Company’s majority stockholder, which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”), dated as of April 9, 2018, by and among the Loan Parties, the lenders from time to time party thereto as lenders (the “Lenders”) and the Agent.

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

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” and as amended by the Amendment, the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and Crowdpay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2017 and 2018, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Credit Agreement, and permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Credit Agreement. The Company borrowed $1,000,000 from a related party (Note 11) in order to make its first scheduled payment.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 11) in order to make its second scheduled payment. Total interest expense for the GACP loan incurred during the year ended December 31, 2018 was $791,625, $73,625 of which is accrued as of December 31, 2018.

On February 5, 2019, the Company entered into Amendment No. 3 to Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” and as amended, including by the Amendment, the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and Crowdpay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders waived the Company’s existing default under the Original Credit Agreement for its failure to comply with certain financial covenants set forth in the Original Credit Agreement and the parties amended the terms of the financial covenants that the Company must comply with.

NOTE 10 – WARRANTS

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

The warrants have an exercise price of $0.25 and expire in three years. The aggregate fair value of the warrants, which was charged to interest expense, totaled $7,660 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.25, 2.28% risk free rate, 114.11% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	-	$-	$-

Issued	1,200,000	$0.25	$0.0064
Exercised	-	$-	$-
Forfeited	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2018	1,200,000	$0.25	$0. 0064	$-

Exercisable, December 31, 2018	1,200,000	$0.25	$0. 0064	$-

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,200,000	2.27 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2018, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 – STOCK OPTIONS

On April 10, 2018, the Company entered into an employment agreement with its VP of Finance pursuant to which he was granted 7,955,168 common stock options. The grant shall vest at the rate of 1/5 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.0001 and expire in three years after each vest date. The aggregate fair value of the options totaled $1,192,535 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.0001, 2.43% risk free rate, 123.7% volatility and expected life of the options of 5 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

Pursuant to the terms on the employment agreement with Mr. Yakov he was granted 200,000 common stock options. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 and expire in three years after each vest date. The aggregate fair value of the options totaled $39,812 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 2.13% risk free rate, 123.7% volatility and expected life of the options of 4 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

For the year ended December 31, 2018
Stock Options	Shares	Weighted Average Exercise Price
Options outstanding at January 1	-	$-
Granted	8,155,168	$0.0001
Exercised	-	$-
Forfeited	-	$-
Options outstanding December 31	8,155,168	$0.0001
Shares exercisable at December 31	-	$-

NOTE 12 – RELATED PARTY TRANSACTIONS

On December 31, 2017, the Company converted $380,502 of accrued salary due to the CEO into 3,805,017 shares of common stock.

On December 31, 2017, the Company issued 25,000 shares of common stock to its CFO for accounting services previously rendered. The shares were valued at $0.10 per shares for total non-cash expense of $2,500.

On March 12, 2018, the Company received $30,000 from Mr. John Herzog. The advance was used for operating expenses, was unsecured, non interest bearing and due on demand. This was repaid in full on April 19, 2018.

On July 30, 2018, pursuant to the terms of the Amendment (Note 8), the Company issued to Mr. John Herzog, a significant stockholder of the Company a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note initially matured on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is subordinated to the Credit Agreement. The Company used the proceeds received to make the initial payment under the Credit Agreement.

On November 14, 2018, the Company issued to Mr. Herzog a subordinated promissory note (“Note 2”) in the principal amount of $2,000,000 for cash proceeds of $2,000,000.

On March 1, 2019, the Company entered into Amendment No. 1 to Subordinated Promissory Note (the “Subordinated Note Amendment”) with Mr. Herzog. The purpose of the Subordinated Note Amendment was to amend that certain subordinated promissory note issued on July 26, 2018 in the principal amount of $1,000,000 to reflect an increase in the amount of principal due under the note from $1,000,000 to $3,000,000 reflecting a payment made by the payee to the Company of $2,000,000 on November 14, 2018 (the proceeds of which were used by the Company to make a second required payment under the Credit Agreement) and to extend the maturity date of the Note from March 31, 2019 to September 30, 2020.

Total interest expense on the two loans from Mr. Herzog for 2018 was $82,849, of which $52,849 is accrued as of December 31, 2018.

As of December 31, 2018 and 2017, the Company has total accrued compensation due to Mr. Yakov of $568,292 and $394,927, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $18,366, respectively.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, in order to pay for audit services. The loan is unsecured, bears interest at 12% and is due on demand. As of December 31, 2018, there is $1,184 of interest accrued on this note.

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. No shares of preferred stock are currently issued or outstanding. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, redemption, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. We may issue some or all of the preferred stock to effect a business transaction. In addition, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of us.

NOTE 14 – COMMON STOCK

On April 12, 2018, the Company issued 25,000 shares of common stock for services previously rendered for total non-cash expense of $3,750.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of December 31, 2018, no bonuses have been paid or accrued.

Office Lease

The Company leases its Georgia office facilities under an operating lease expiring in November 2019. Monthly lease payments range from $8,278 to $9,046 throughout the term of the lease.

NOTE 16 – INCOME TAX

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

The income tax provision (benefit) consist of the following:

For the Years Ended December 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	-	-

State and local:
Current	-	-
Deferred	-	-

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. We have recorded a provisional decrease of $701,000, with a corresponding adjustment to valuation allowance of $701,000 as of December 31, 2017. No additional adjustments were made for the year ended December 31, 2018.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$944,000	$818,000
Payroll accrual	9,000	-
Allowance for Doubtful Accounts	12,000	-
Related party accrual	213,000	-
Less valuation allowance	(1,178,000)	(818,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(292,600)	$(125,000)
State taxes	(138,500)
Meals and entertainment	6,800	3,800
Stock options	60,000
Other nondeductible expenses	4,300	125,000
Valuation allowance	360,000	(3,800)
	$-	$-

At December 31, 2018, the Company had net federal and state net operating loss carry forwards of approximately $3,803,000 and $847,000, respectively, which may be offset against future taxable income from the year 2019 to 2038. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, New York and Georgia which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2015 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2018 and 2017.

NOTE 17 – SUBSEQUENT EVENTS

Pursuant to the terms on the employment agreement with Mr. Yakov, he was granted 200,000 common stock options on January 1, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 25, 2019, the Company dismissed Liggett & Webb, P.A. (“L&W”), the Company’s independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2017 and 2016, L&W’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2017 and 2016 and the subsequent period through the termination date, (i) there were no disagreements between the Company and L&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to L&W’s satisfaction, would have caused L&W to make reference in connection with L&W’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On January 25, 2019, the sole director of the board of directors of the Company approved the engagement of Marcum LLP as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2017 and 2016 and through the appointment date, neither the Company nor anyone acting on its behalf consulted Marcum with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the fourth quarter of the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the identified material weaknesses discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2018.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	60	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	49	Chief Financial Officer
Patrick Smith	45	Vice President

Ronny Yakov is Chief Executive Officer, Chairman of the Board of Directors, founder and majority shareholder of the Company. Mr. Yakov has over 25 years of experience of concept-to-print, software and e-commerce marketing experience with Fortune 500 and 1,000 companies and a proven track record of helping clients adapt their businesses to technological developments. In 1996, Mr. Yakov entered into the electronic mail-order catalog business with Playboy Enterprises, creating and hosting two e-commerce sites: Critics’ Choice Video and Collectors’ Choice Music. As founder of the Company, Mr. Yakov has since developed a number of other branded e-commerce sites for clients, selling a variety of products including sporting goods, chocolates and cosmetics, with which the company now partners to provide ongoing hosting and maintenance. Other significant accomplishments of Mr. Yakov have included establishing an AT&T wholesale e-commerce platform for 180,000 employees and working with high-profile clients such as Disney, Cisco Systems, Pfizer, Motorola, and Microsoft, among many others. Mr. Yakov also developed and maintains a complex extranet/intranet infrastructure that allows Doremus, an Omnicom Communication subsidiary, to provide its advertising services to 50 of the top financial institutions on a real-time basis.

Rachel Boulds is Chief Financial Officer of the Company. Ms. Boulds currently works for the Company on a part-time basis (spending approximately 80% of her time working for the Company) while also operating her sole accounting practice which she has led since 2009 and which provides all aspects of consulting and accounting services to clients, including the preparation of full disclosure financial statements for public companies to comply with GAAP and SEC requirements. Ms. Boulds also currently provides outsourced chief financial officer services for two other companies. From August 2004 through July 2009, she was employed as a Senior Auditor for HJ & Associates, LLC, where she performed audits and reviews of public and private companies, including the preparation of financial statements to comply with GAAP and SEC requirements. From 2003 through 2004, Ms. Boulds was employed as a Senior Auditor at Mohler, Nixon and Williams. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers. From April 2000 through February 2001, Ms. Boulds was employed as an e-commerce Accountant for the Walt Disney Group’s GO.com. Ms. Boulds earned a B.S. in Accounting from San Jose University in 2001 and is licensed as a CPA in the state of Utah.

Patrick Smith is Vice President of the Company. Mr. Smith has over 20 years of finance, accounting and operational experience in the merchant services industry. Mr. Smith joined eVance (Formerly Calpian Commerce) in 2014 as Director of Finance.  Prior to eVance, Mr. Smith spent 2 years as Director of Financial Planning and Analysis at Cynergy Data, an ISO with over 75,000 merchants. He worked with Pay by Touch, a biometric payments start-up company based in San Francisco, and was part of the financial team that raised over $300M in its capital funding.  From 1996 to 2004, Mr. Smith worked for Concord EFS, a large merchant acquirer. His titles at Concord included Internal Audit, Financial Analyst and Vice President/Controller.  While at Concord EFS, he was part of the diligence team that worked on several large acquisitions, including those of Star and EPS Debit networks.

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

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

Code of Business Conduct

Our Board of Directors has adopted a code of business conduct and ethics, the “Code of Business Conduct,” to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations. The Code of Business Conduct is available at our website at http://www.olb.com/code-of-conduct/. The reference to our website address in this report does not include or incorporate by reference the information on our website into this report. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2018	$375,000	$0	$0	$66,667	$0	$0	$18,000	$459,667
CEO, (1) Chairman	2017	$275,000	$0	$0	$	$0	$0	$18,000	$293,000
Patrick Smith,	2018	$175,000	$0	$0	$168,942	$0	$0	$0	$343,942
Vice President	2017	$0	$0	$0	$-	$0	$0	$0	$0
Rachel Boulds,	2018	$27,000	$0	$0	$0	$0	$0	$0	$27,000
CFO	2017	$0	$0	$2,500	$0	$0	$0	$0	$2,500

(1)	Partially accrued but not paid.
(2)	Car allowance
(3)	Stock based compensation of options grated during the year ended December 31, 2018
(4)	On December 31, 2017, the Company issued 25,000 shares of common stock to its CFO for accounting services previously rendered. The shares were issued at $0.10 per share for total non-cash expense of $2,500.

Employment Agreements

On October 20, 2017, the Company entered into a new employment agreement with Mr. Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria. As of December 31, 2018, no bonuses have been accrued or paid.

On April 10, 2018, the Company entered into an employment agreement with Patrick Smith until either party terminates the agreement. The agreement provides for an annual salary of $175,000, an annual bonus of up to $45,000. As of December 31, 2018, no bonuses have been accrued or paid.

Outstanding Equity Awards at Fiscal Year-End

Per the terms of Mr. Smith’s employment agreement, he was granted 7,955,168 restricted stock options. The grant shall vest at the rate of 1/5 beginning on each anniversary of the effective date of grant.

Per the terms of Mr. Yakov’s employment agreement, effective on January 1, 2018, and on each anniversary thereafter during the term of his employment agreement, the Company will grant to him 200,000 options to purchase shares of common stock.

Director Compensation

Our directors do not receive fixed compensation for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2019, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 200 Park Avenue, Suite 1700, New York, NY.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned (1)**	Percent of Common Stock Beneficially Owned Before Offering (1)**
5% Beneficial Owners
John Herzog (2)	36,547,602	22.5%

Directors and Officers
Ronny Yakov (3)	115,707,546	71.2%
Rachel Boulds	25,000	*
All directors and executive officers as a group (3 persons)	152,280,148	93.1%

*	Less than 1%.
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days

(1)	Percentage ownership is based on 162,350,364 shares of our common stock outstanding and 66,667 options vested
(2)	The address of John Herzog is 824 Harbor Road, Southport, CT 06890.
(3)	Includes 66,667 vested options as of December 31, 2018

Item 13. Certain Relationships and Related Transactions, and Director Independence

We are a party to certain related party transactions, as described below.

In accordance with the requirements of the Term Loan, on May 9, 2018, we entered into separate share exchange agreements with the shareholders of Omnisoft (the “Omnisoft Share Exchange Agreement”) and CrowdPay (the “CrowdPay Share Exchange Agreement” and together with the Omnisoft Share Exchange Agreement, the “Share Exchange Agreements”). Pursuant to the terms of the Omnisoft Share Exchange Agreement, the shareholders of Omnisoft (Ronny Yakov, our Chief Executive Officer and director, and Mr. Herzog, an affiliate of the company) transferred to us all of the issued and outstanding shares of Omnisoft common stock in exchange for an aggregate of 55,000,000 shares of our common stock. Pursuant to the terms of the Crowdpay Share Exchange Agreement, the shareholders of CrowdPay (Mr. Yakov and Mr. Herzog) transferred to us all of the issued and outstanding shares of CrowdPay common stock in exchange for an aggregate of 87,500,000 shares of the Company’s common stock. The transactions contemplated by the Share Exchange Agreements closed on May 9, 2018.

On July 30, 2018, the Company issued to Mr. Herzog a subordinated promissory note in the principal amount of $1,000,000 for cash proceeds of $1,000,000. The note matures on March 31, 2019 (though the Company has the right to prepay the note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The note is secured by the Note Collateral Shares. The note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Mr. Herzog to make the initial payment under the Credit Agreement.

On November 14, 2018, the Company issued to Mr. Herzog a subordinated promissory note in the principal amount of $2,000,000 for cash proceeds of $2,000,000. The note matures on November 14, 2019 (though the Company has the right to prepay the note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The note is secured by the Note Collateral Shares. The note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Mr. Herzog to make a principal payment under the Credit Agreement.

On August 10, 2018, Ronny Yakov, the Chief Executive Officer, Chairman and majority stockholder, loaned the Company $25,000, in order to pay for audit services. The loan is unsecured, bears interest at 12% and is due on demand.

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2018		2017
Audit fees		$116,600	$12,500
Audit related fees	$		$-
Tax fees		$1,500	$1,000
All other fees	$		$-
Total		$118,100	$13,500

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 18, 2019	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	April 18, 2019
Ronny Yakov