Form 10-Q
period 2019-03-31
OLB GROUP, INC.
filed 2019-05-16
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

Commission File Number: 000-52994

THE OLB GROUP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-4188568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue, Suite 1700, New York, NY	10166
(Address of principal executive offices)	(Zip Code)

(212) 278-0900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has fled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	OLBG	OTC Markets OTCQB tier

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8 2019. 162,350,364

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$42,845	$111,586
Accounts receivable, net	477,140	406,110
Prepaid expenses	22,126	21,135
Other current assets	8,278	8,278
Total Current Assets	550,389	547,109

Other Assets:
Property and equipment, net	57,075	65,945
Intangible assets, net	3,920,449	4,148,096
Goodwill	6,858,216	6,858,216
Other long-term assets	385,327	379,908
TOTAL ASSETS	$11,771,456	$11,999,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$460,155	$467,526
Accrued expenses – related party	720,001	640,009
Accrued expenses	73,625	73,625
Other accrued liabilities	10,396	15,152
Note payable –related parties– current portion	70,000	25,000
Total Current Liabilities	1,334,177	1,221,312
Long Term Liabilities:
Note payable, net	9,500,000	9,500,000
Notes payable – related parties	3,000,000	3,000,000
Total Liabilities	13,834,177	13,721,312

Commitments and contingencies (Note 13)	-	-

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 162,350,364 shares issued and outstanding	16,237	16,237
Additional paid-in capital	15,836,454	15,770,192
Accumulated deficit	(17,915,412)	(17,508,467)
Total Stockholders’ Deficit	(2,062,721)	(1,722,038)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,771,456	$11,999,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Three Months Ended March 31, 2018
	2019	2018	(Predecessor)
Revenue:
Transaction and processing fees	$2,576,284	$-	$3,164,949
Merchant equipment sales and other	8,410	-	9,590
Other revenue	6,200	77,025	-
Total revenue	2,590,894	77,025	3,174,539

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,718,098	4,097	1,748,141
Amortization expense	227,647	-	90,739
Salaries and wages	434,793	156,250	374,345
Outside commissions	40,869	-	508,296
General and administrative expenses	273,022	43,012	367,524
Total operating expenses	2,694,429	203,359	3,089,045

Income (loss) from operations	(103,535)	(126,334)	85,494

Other Income (Expense):
Interest expense	(213,750)	-	(832,564)
Interest expense, related party	(90,204)	(296)
Other	544	-	908
Total other expense	(303,410)	(296)	(831,656)

Net Loss	$(406,945)	$(126,630)	$(746,162)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	162,350,364	162,325,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

Three Months ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	162,350,364	$16,237	$15,770,192	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss for the three months ended March 31, 2019	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	162,350,364	$16,237	$15,836,454	$(17,915,412)	$(2,062,721)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2018	162,325,364	$16,234	$15,576,572	$(16,114,923)	$(522,117)
Stock based compensation	-	-	-	-	-
Net loss for the three months ended March 31, 2018	-	-	-	(126,630)	(126,630)
Balance at March 31, 2018	162,325,364	$16,234	$15,576,572	$(16,241,553)	$(648,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		For the Three Months Ended March 31, 2018
	2019	2018	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,945)	$(126,630)	$(746,162)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	236,517	-	109,225
Stock based compensation	66,262	-	-
Paid in kind interest	-	-	275,369
Changes in assets and liabilities:
Accounts receivable	(71,030)	(26,828)	99,190
Prepaid expenses	(991)		35,445
Other current assets	-	(22,851)	(298)
Other long-term assets	(5,419)		6,775
Accounts payable	(7,371)	3,631	(219,888)
Accrued compensation	-	-	(3,156)
Accrued expenses – related party	79,992	144,477	-
Other accrued liabilities	(4,756)	-	63,905
Other long-term liabilities	-	-	(2,511)
Net Cash Used in Operating Activities	(113,741)	(28,201)	(382,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(6,274)
Proceeds from note receivable	-	-	182,362
Net Cash provided by Investing Activities	-	-	176,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	45,000	30,000	-
Net Cash provided by Financing Activities	45,000	30,000	-

Net Change in Cash	(68,741)	1,799	(206,018)
Cash – Beginning of Period	111,586	-	225,227
Cash – End of Period	$42,845	$1,799	$19,209

Cash Paid For:
Interest	$223,750	$-	$458,812
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 - BACKGROUND

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

Common Control Mergers

Effective May 9, 2018, the Company entered into a share exchange agreement with Crowdpay.US, Inc., a New York corporation for which the Company issued 87,500,000 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Crowdpay and as a result this transaction was accounted for as a common control merger. See Note 7.

Effective May 9, 2018, the Company entered into a share exchange agreement with Omnisoft, Inc., a Delaware corporation for which the Company issued 55,000,000 shares of common stock for all of the authorized stock of Omnisoft. Omnisoft became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Omnisoft and as a result this transaction was accounted for as a common control merger. See Note 6.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2019 does not include warrants to acquire 1,200,000 shares of common stock and options to acquire 8,355,168 shares of commons stock because of their anti-dilutive effect. There were no potentially dilutive shares for the three months ended March 31, 2018 .

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is currently in the initial phase of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, the Company had cash of $42,845 and a working capital deficit of $783,788. For the three months ended March 31, 2019, the Company’s net loss and cash used in operating activities was $406,945 and $113,741, respectively. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of March 31, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $657,229, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through May 2020, the Company has alleviated its previously reported substantial doubt regarding its ability to continue as a going concern.  The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

NOTE 4 – INTANGIBLE ASSETS

Other assets consist of the following as of:

	March 31, 2019	December 31, 2018
Merchant Portfolios	$2,190,000	$2,190,000
Less Accumulated Amortization	(311,218)	(208,571)
Net residual portfolios	$1,878,782	$1,981,429

	March 31, 2019	December 31, 2018
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(458,333)	(333,333)
Net trade name	$2,041,667	$2,166,667

Amortization expense was $227,647 and $0 for the three months ended March 31, 2019 and $90,739 for the predecessor three months ended March 31, 2018.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2019 (remainder of year)	$585,210
2020	$812,857
2021	$812,857
2022	$812,857
2023	$479,524
Thereafter	$417,144
Total	$3,920,449

The weighted average remaining useful life of amortizing intangible assets was 5.75 years at March 31, 2019.

NOTE 5 – BUSINESS COMBINATIONS

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

Unaudited pro forma results of operations for the three months ended March 31, 2018, as if the Company and its subsidiaries had been combined on January 1, 2018, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations are as follows:

Three Months Ended March 31, 2018
Revenues	$3,251,564
Operating loss	$(153,315)
Net loss	$(985,267)
Net loss per share – basic and diluted	$(0.01)

NOTE 6 – COMMON CONTROL MERGERS

On May 9, 2018, the Company acquired 100% of Omnisoft in exchange for the issuance of 55,000,000 shares of common stock. The acquisition of Omnisoft., was determined to be a common control transaction as each Company has the same two shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or March 31, 2018 as follows:

The results of operations included in the condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the common control merger were as follows:

Revenue	$4,500
Operating expenses	(43,274)
Net loss	$(38,774)

On May 9, 2018, the Company acquired 100% of Crowdpay in exchange for 87,500,000 shares of common stock. The acquisition of Crowdpay., as a wholly owned subsidiary is considered a common control transaction as each Company has the same shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these condensed consolidated financial statements, or March 31, 2018 as follows:

The results of operations included in the condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the common control merger were as follows:

Revenue	$62,621
Operating expenses	(42,035)
Net income	$20,586

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

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 10) in order to make its second scheduled payment. Total interest expense for the GACP loan incurred during the three months ended March 31, 2019 was $213,750, $73,625 of which is accrued as of March 31, 2019. Total interest expense for the GACP loan incurred during the year ended December 31, 2018 was $791,625, $73,625 of which is accrued as of December 31, 2018.

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

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2019 is presented below:

Range of Exercise Prices	Number Outstanding 3/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,200,000	2.00 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2019, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – STOCK OPTIONS

Pursuant to the terms on the employment agreement with Mr. Yakov he was granted 200,000 common stock options on January 1, 2019. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 and expire in three years after each vest date. The aggregate fair value of the options totaled $39,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 2.47% risk free rate, 104.8% volatility and expected life of the options of 4 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	8,155,168	$0.0001	-
Granted	200,000	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding March 31, 2019	8,355,168	$0.0001	$1,126,752
Shares exercisable at March 31, 2019	66,667	$0.001	$8,933

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 30, 2018, pursuant to the terms of the Amendment (Note 7), the Company issued to Mr. John Herzog, a significant stockholder of the Company a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note initially matured on March 31, 2019 (though the Company has the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is subordinated to the Credit Agreement. The Company used the proceeds received to make the initial payment under the Credit Agreement.

On November 14, 2018, the Company issued to John Herzog, a subordinated promissory note in the principal amount of $2,000,000 for cash proceeds of $2,000,000.

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

Total interest expense on the two loans from Mr. Herzog for the three months ended March 31, 2019 was $88,767. Total accrued interest as of March 31, 2019 and December 31, 2018 is $131,616 and $52,849, respectively.

As of March 31, 2019 and December 31, 2018, the Company has total accrued compensation due to Mr. Yakov of $568,080 and $568,292, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, in order to pay for audit services. Mr. Yakov loaned the Company an additional $45,000 to the Company during the three months ended March 31, 2019. The loans are unsecured, bears interest at 12% and are due on demand. As of March 31, 2019, there is $2,367 of interest accrued on these loans.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of March 31, 2019, no bonuses have been paid or accrued.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2019 and 2018, along with a discussion of the results of the predecessor entity’s three months ended March 31, 2018. For purposes of this MD&A, we have also included a discussion of certain results from operations on a combined basis, by comparing (a) our consolidated results for the three months ended March 31, 2019 to the (b) combined results of our three months ended March 31, 2018 with the predecessor’s results for the three months ended March 31, 2018.

During the three months ended March 31, 2019 we had total revenue of $2,590,894, a majority of which is earned from transaction and processing fees related to electronic payments. During the same period, costs related to payment processing fees totaled $1,718,098, or 66.3% of revenue.

During the predecessor’s three months ended March 31, 2018, total revenues were $3,174,539, a majority of which is earned primarily from transaction and processing fees related to electronic payments. During the same period, cost of revenue related to payment processing combined for $1,748,141 or 55.0% of revenue.

Revenue has decreased from the prior year due to the lack of a sales team and customer retention program in place to replace lost merchants and gain new ones. Our goal is to build out our sales team in 2019 and expand our offering or products and services.

Selling, general and administrative (“SG&A”) expenses were $976,331 for the three months ended March 31, 2019. This includes $434,793 for salaries and wage expense, $40,869 for outside commissions and $273,022 for other general and administrative costs (“G&A”) which includes $66,262 of non-cash stock compensation expense related to the grant of options to our officers. We also recognized amortization expense of $227,647.

For the three months ended March 31, 2018, the SG&A expenses were $203,539. This includes $156,250 for salaries and wage expense, $4,097 cost of revenue and $43,012 for G&A.

For the three months ended March 31, 2018, the predecessor’s SG&A expenses were $1,340,904. This includes $374,345 for salaries and wage expense, $508,296 for outside commissions and $367,524 for G&A. We also recognized amortization expense of 90,739.

The decrease in SG&A expense of $568,112 for the three months ended March 31, 2019 compared to the combined three months ended March 31, 2018 is largely due to the decrease in outside commissions.

For the three months ended March 31, 2019 we incurred $303,954 of interest expense, compared to $832,564 for the predecessor’s three months ended March 31, 2018. The decrease in interest expense of $528,610 is due to the restructuring of the GACP loan.

Our net loss for the three months ended March 31, 2019 was $406,945 compared to the combined $872,792 for the three months ended March 31, 2018.

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

Liquidity and Capital Resources

For the three months ended March 31, 2019 we used $113,741 of cash in operating activities, which included reconciliation of $236,517 for amortization and depreciation expense, $66,262 for stock based compensation, an increase to accounts receivable of $71,030 and an increase to related party accruals of $79,992. We had proceeds from financing activities of $45,000 from a loan from our CEO.

For the three months ended March 31, 2018 we used $28,201 as a result of operating activities and received $30,000 from financing activities from related party loans.

For the predecessor three months ended March 31, 2018 we used $382,106 in operating activities which included reconciliation of $109,225 for amortization and depreciation expense, a decrease to accounts receivable of $99,190 and a decrease to accounts payable of $219,888. And we received $176,088 from investing activities.

At March 31, 2019, the Company had cash of $42,845 and a working capital deficit of $783,788. For the three months ended March 31, 2019, the Company’s net loss and cash used in operating activities was $406,945 and $113,741, respectively. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of March 31, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $657,229, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through May 2020, the Company has alleviated its previously reported substantial doubt regarding its ability to continue as a going concern.  The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2019, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2019.

The following aspects of the Company were noted as potential material weaknesses:

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)