Form 10-Q
period 2019-06-30
OLB GROUP, INC.
filed 2019-08-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

As of August 8, 2019, there were 162,350,364 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$55,418	$111,586
Accounts receivable, net	509,392	406,110
Prepaid expenses	16,431	21,135
Other current assets	8,278	8,278
Total Current Assets	589,519	547,109

Other Assets:
Property and equipment, net	49,872	65,945
Intangible assets, net	3,741,667	4,148,096
Goodwill	6,858,216	6,858,216
Other long-term assets	385,261	379,908
TOTAL ASSETS	$11,624,535	$11,999,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$543,388	$467,526
Accrued expenses – related party	812,635	640,009
Accrued expenses	71,250	73,625
Other accrued liabilities	8,769	15,152
Note payable – related parties – current portion	157,789	25,000
Total Current Liabilities	1,593,831	1,221,312
Long Term Liabilities:
Note payable, net	9,500,000	9,500,000
Notes payable – related parties	3,000,000	3,000,000
Total Liabilities	14,093,831	13,721,312

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 162,350,364 shares issued and outstanding	16,237	16,237
Additional paid-in capital	15,902,717	15,770,192
Accumulated deficit	(18,388,250)	(17,508,467)
Total Stockholders’ Deficit	(2,469,296)	(1,722,038)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,624,535	$11,999,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period from January 1, 2018 through April 8, 2018
	2019	2018 (1)	2019	2018 (2)	(Predecessor)
		(As Revised)		(As Revised)
Revenue:
Transaction and processing fees	$2,546,340	$3,169,647	$5,122,624	$3,169,647	$3,164,949
Merchant equipment sales and other	29,414	17,835	37,824	17,835	9,590
Other revenue	6,186	39,483	12,386	116,508	-
Total revenue	2,581,940	3,226,965	5,172,834	3,303,990	3,174,539

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,678,548	2,092,527	3,396,646	2,096,624	1,748,141
Amortization expense	178,782	227,677	406,429	227,677	90,739
Salaries and wages	366,602	422,481	801,395	578,731	374,345
Outside commissions	34,442	104,827	75,311	104,827	508,296
General and administrative expenses	488,209	511,883	761,231	554,895	367,524
Total operating expenses	2,746,583	3,359,395	5,441,012	3,562,754	3,089,045

Income (loss) from operations	(164,643)	(132,430)	(268,178)	(258,764)	85,494

Other Income (Expense):
Interest expense	(215,765)	(187,907)	(429,515)	(188,203)	(832,564)
Interest expense, related party	(93,035)	-	(183,239)	-	-
Other income	605	-	1,149	-	908
Total other expense	(308,195)	(187,907)	(611,605)	(188,203)	(831,656)

Net Loss	$(472,838)	$(320,337)	$(879,783)	$(446,967)	$(746,162)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	163,833,226	109,126,268	163,128,672	162,336,414

(1)	Includes the consolidated results from operations of (a) OLB, CrowdPay and Omnisoft from April 1, 2018 through June 30, 2018 and (b) of the net assets acquired from Excel Corporation (the “Predecessor”) from April 9, 2018 through June 30, 2018 as disclosed in Note 1.

(2)	Includes the consolidated results from operations of (a) OLB, CrowdPay and Omnisoft from January 1, 2018 through June 30, 2018 and (b) of the net assets acquired from the Predecessor from April 9, 2018 through June 30, 2018 as disclosed in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit for Three and

Six Months ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	162,350,364	$16,237	$15,770,192	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	162,350,364	16,237	15,836,454	(17,915,412)	(2,062,721)
Stock based compensation	-	-	66,263	-	66,263
Net loss	-	-	-	(472,838)	(472,838)
Balance at June 30, 2019	162,350,364	$16,237	$15,902,717	$(18,388,250)	$(2,469,296)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2018	162,325,364	$16,234	$15,576,572	$(16,114,923)	$(522,117)
Net loss	-	-	-	(126,630)	(126,630)
Balance at March 31, 2018	162,325,364	16,234	15,576,572	(16,241,553)	(648,747)
Common stock issued for services	25,000	3	3,747	-	3,750
Warrants issued as non-cash interest	-	-	7,660	-	7,660
Stock based compensation	-	-	56,246	-	56,246
Net loss	-	-	-	(320,337)	(320,337)
Balance at June 30, 2018	162,350,364	$16,237	$15,644,225	$(16,561,890)	$(901,428)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Revised)
Net loss	$(879,783)	$(446,967)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	422,502	241,980
Non-cash interest	-	7,660
Stock based compensation	132,525	59,996
Changes in assets and liabilities:
Accounts receivable	(103,282)	(37,583)
Prepaid expenses	4,704	65,204
Other current assets	-	(189,566)
Other long-term assets	(5,353)	5,065
Accounts payable	75,862	158,917
Accrued expenses – related party	172,626	143,653
Other accrued liabilities	(8,758)	(61,627)
Net Cash Used in Operating Activities	(188,957)	(53,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-	174,967
Cash received in business combination	-	42,711
Net Cash provided by Investing Activities	-	217,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	132,789	30,000
Payment on notes payable – related party	-	(30,000)
Net Cash provided by Financing Activities	132,789	-

Net Change in Cash	(56,168)	164,410
Cash – Beginning of Period	111,586	-
Cash – End of Period	$55,418	$164,410

Cash Paid For:
Interest	$442,250	$127,089
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – BACKGROUND

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

The Company also provides ecommerce development and consulting services on a project by project basis.

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

In consideration for the sale and transfer of the Acquired Assets at the Closing, the Purchasers assumed certain post-Closing obligations under assigned contracts and issued GACP a note payable in the amount of $12,500,000, through the deemed simultaneous financing of such purchase price to the Purchasers under the Credit Agreement. Pursuant to the Memorandum of Sale, the Purchasers purchased from GACP and accepted all of the Debtors’ right, title and interest in and to the Acquired Assets “as is”, “where is” and “with all faults” and without any representations or warranties, express or implied, of any nature whatsoever. Any representations made by the parties in the Memorandum of Sale did not survive the Closing, and there is no indemnification rights for either party’s breach. See Note 5.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three and six months ended June 30, 2019 does not include warrants and options to acquire 1,200,000 and 6,697,467 shares of common stock, respectively. Basic net loss per share does include the weighted average effect of vested options to acquire 1,657,701 shares of commons stock as their exercise prices are nominal. There were no other potentially dilutive shares for the three and six months ended June 30, 2018.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, the Company had cash of $55,418 and a working capital deficit of $1,004,312. For the three and six months ended June 30, 2019, the Company’s net loss was $472,838 and $879,783, respectively, and its cash used in operating activities was $188,957 for the six months ended June 30, 2019. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of June 30, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of approximately $749,632, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through November 2020, the Company believes it has sufficient capital to continue operations for a period of at least twelve months from the date these financial statements were issued. The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	June 30, 2019	December 31, 2018
Merchant Portfolios	$2,190,000	$2,190,000
Less Accumulated Amortization	(365,333)	(208,571)
Net residual portfolios	$1,824,667	$1,981,429

	June 30, 2019	December 31, 2018
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(583,000)	(333,333)
Net trade name	$1,917,000	$2,166,667

Amortization expense for the three and six months ended June 30, 2019 was $178,782 and $406,429, respectively.

Amortization expense for the three and six months ended June 30, 2018 was $227,677 and $227,677, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2019 (remainder of year)	$406,428
2020	$812,857
2021	$812,857
2022	$812,857
2023	$479,524
Thereafter	$417,144
Total	$3,741,667

The weighted average remaining useful life of amortizing intangible assets was 5.50 years at June 30, 2019.

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

Unaudited pro forma results of operations for the three and six months  ended June 30, 2018, as if the Company and its subsidiaries had been combined on January 1, 2018, are presented below. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$3,226,965	$6,478,529
Operating income (loss)	$94,192	$(59,123)
Other expense	(212,907)	(1,326,109)
Net loss	$(118,715)	$(1,385,232)
Net loss per share – basic and diluted	$(0.00)	$(0.01)

NOTE 6 – COMMON CONTROL MERGERS

On May 9, 2018, the Company acquired 100% of Omnisoft in exchange for the issuance of 55,000,000 shares of common stock. The acquisition of Omnisoft., was determined to be a common control transaction as each Company has the same two shareholders with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or January 1, 2018.

On May 9, 2018, the Company acquired 100% of Crowdpay in exchange for 87,500,000 shares of common stock. The acquisition of Crowdpay., as a wholly owned subsidiary is considered a common control transaction as each Company has the same shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these condensed consolidated financial statements, or January 1, 2018.

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

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 10) in order to make its second scheduled payment. Total interest expense for the GACP loan incurred during the three and six months ended June 30, 2019 was $216,125 and $429,827, respectively, $71,250 of which is accrued as of June 30, 2019. Total interest expense for the three and six months ended June 30, 2018 was $185,625 and $185,625  , respectively. Total interest expense incurred during the year ended December 31, 2018 was $791,625, $73,625 of which is accrued as of December 31, 2018.

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

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding 6/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25	1,200,000	1.75 years	$0.25

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of June 30, 2019, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

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

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	8,155,168	$0.0001	-
Granted	200,000	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding June 30, 2019	8,355,168	$0.0001	$3,340,872
Shares exercisable at June 30, 2019	1,657,702	$0.0001	$662,843

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

On March 1, 2019, the Company entered into Amendment No. 1 to Subordinated Promissory Note (the “Subordinated Note Amendment”) with Mr. Herzog. The purpose of the Subordinated Note Amendment was to amend that certain subordinated promissory note issued on July 26, 2018 in the principal amount of $1,000,000 to reflect an increase in the amount of principal due under the note from $1,000,000 to $3,000,000 reflecting a payment made by the payee to the Company of $2,000,000 on November 14, 2018 (the proceeds of which were used by the Company to make a second required payment under the  Credit Agreement) and to extend the maturity date of the Note from March 31, 2019 to September 30, 2020. On June 25, 2019, the Company entered into Amendment No. 2 to the subordinated promissory note with Mr. Herzog. The purpose of the amendment was to amend the maturity date of such subordinated promissory note such that it will be extended until September 30, 2022.

Total interest expense on the two loans from Mr. Herzog for the three and six months ended June 30, 2019 was $88,753 and $178,521, respectively. Total accrued interest as of June 30, 2019 and December 31, 2018 is $221,370 and $52,849, respectively.

As of June 30, 2019 and December 31, 2018, the Company has total accrued compensation due to Mr. Yakov of $568,039 and $568,292, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, in order to pay for audit services. Mr. Yakov loaned the Company an additional $132,789 to the Company during the six months ended June 30, 2019. The loans are unsecured, bears interest at 12% and are due on demand. As of June 30, 2019 and December 31, 2018 there is $6,120 and $1,184 of interest accrued, respectively, on these loans. Interest expense for the three and six months ended June 30, 2019 was $3,753 and $4,937, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with Mr. Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of June 30, 2019, no bonuses have been paid or accrued.

Office Lease

The Company leases its Georgia office facilities under an operating lease expiring in November 2019  . Monthly lease payments  range from $8,278 to $9,046 throughout the term of the lease.

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

We are a FinTech company and payment facilitator that focuses on a suite of products in the merchant services and payment facilitator verticals that is focused on providing integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services and support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Omnisoft, and CrowdPay.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 Compared to the Three Months Ended  June 30, 2018

During the three months ended June 30, 2019 we had total revenue of $2,581,940, a majority of which is earned from transaction and processing fees related to electronic payments. During the same period, costs related to payment processing fees totaled $1,678,548, or 65% of revenue.

During the three months ended June 30, 2018, total revenues were $3,226,965 a majority of which is earned primarily from transaction and processing fees related to electronic payments. During the same period, cost of revenue related to payment processing combined for $2,092,527 or 65% of revenue.

Revenue for the three months ended June 30, 2018 includes the accounts for OLB, Crowdpay and Omnisoft from April 1, 2018 through June 30, 2018 and revenue from the operations of the net assets acquired from Excel Corporation (the “Predecessor”) for the period from April 9, 2018 through June 30, 2018.

Revenue has decreased from the prior year due to the lack of a sales team and customer retention program in place to replace lost merchants and gain new ones. Our goal is to build out our sales team in 2019 and expand our offering or products and services.

Selling, general and administrative (“SG&A”) expenses were $889,253 for the three months ended June 30, 2019. This includes $366,602 for salaries and wage expense, $34,442 for outside commissions and $488,209 for other general and administrative costs (“G&A”) which includes $66,263 of non-cash stock compensation expense related to the grant of options to our officers. We also recognized amortization expense of $178,782.

For the three months ended June 30, 2018, the SG&A expenses were $1,039,191. This includes $422,481 for salaries and wage expense, $104,827 for outside commissions and $511,883 for other general and administrative costs (“G&A”). We also recognized amortization expense of $227,677.

The decrease in SG&A expense of $149,938 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is due to the decrease in all SG&A expenses as the Company tries to eliminate unnecessary expenditures and conserve its cash.

For the three months ended June 30, 2019 we incurred $308,800 of interest expense, compared to $187,907 for the three months ended June 30, 2018. The increase in interest expense of $120,893 is primarily due to the interest expense payable on our outstanding loans.

Our net loss for the three months ended June 30, 2019 was $472,838 compared to $320,337 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

During the six months ended June 30, 2019 we had total revenue of $5,172,834, a majority of which is earned from transaction and processing fees related to electronic payments. During the same period, costs related to payment processing fees totaled $3,396,646, or 66% of revenue.

During the six months ended June 30, 2018, total revenues were $3,303,990 a majority of which is earned primarily from transaction and processing fees related to electronic payments. During the same period, cost of revenue related to payment processing combined for $2,096,624 or 63% of revenue.

Revenue for the six months ended June 30, 2018 includes the accounts for OLB, Crowdpay and Omnisoft from January 1, 2018 through June 30, 2018 and revenue from the operations of the net assets acquired from the Predecessor for the period from April 9, 2018 through June 30, 2018.

For the six months ended June 30, 2019, the SG&A expenses were $1,637,937. This includes $801,395 for salaries and wage expense, $75,311 for outside commissions and $761,231 for other general and administrative costs (“G&A”). We also recognized amortization expense of $406,429.

For the six months ended June 30, 2018, SG&A expenses were $1,238,453. This includes $578,731 for salaries and wage expense, $104,827 for outside commissions and $554,895 for G&A. We also recognized amortization expense of $227,677.

The increase in SG&A expense of $399,484 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to the increase in salary and wage expense and other G&A.

For the six months ended June 30, 2019 we incurred $612,754 of interest expense, compared to $188,203 for the six months ended June 30, 2018. The increase in interest expense of $424,551 is primarily due to the interest expense payable on our outstanding loans.

The company’s merchants process over $82,000,000 in gross transactions monthly and averages 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the USA with no concentration of industries or merchants.

We are soft launching all the applications for OmniSoft and the shopfast Omnicommerce solution with the eVance mobile payment gateway SecurePay.com. The Company’s proprietary gateway, SegurePay.comTM, is used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions. We are also launching our new Merchant and ISO boarding system that will be able to board merchants instantly online. This will providing the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

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

Liquidity and Capital Resources

For the six months ended June 30, 2019 we used $188,957 of cash in operating activities, which included reconciliation of $422,502 for amortization and depreciation expense, $132,525 for stock based compensation, an increase to accounts receivable of $103,282 and an increase to related party accruals of $172,626. We had proceeds from financing activities of $132,789 from loans from our CEO.

At June 30, 2019, the Company had cash of $55,418 and a working capital deficit of $1,004,312. For the three and six months ended June 30, 2019, the Company’s net loss was $472,838 and $879,783, respectively, and its cash used in operating activities was $188,957 for the six months ended June 30, 2019. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of June 30, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $749,632, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of the recent amendments to its long-term and related party long-term debt arrangements, coupled with  its operations acquired in the business combination and commitment from a related party and significant stockholder that he will provide any additional financial support, if needed, to satisfy the Company’s debt or other obligations through November 2020, the Company believes it has sufficient capital to continue operations for a period of at least twelve months from the date these financial statements were issued. The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2018, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)