Form 10-Q
period 2019-09-30
OLB GROUP, INC.
filed 2019-11-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 5,411,896 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$25,472	$111,586
Accounts receivable, net	605,268	406,110
Prepaid expenses	20,048	21,135
Other current assets	8,278	8,278
Total Current Assets	659,066	547,109

Other Assets:
Property and equipment, net	42,936	65,945
Intangible assets, net	3,538,453	4,148,096
Goodwill	6,858,216	6,858,216
Other long-term assets	410,190	379,908
TOTAL ASSETS	$11,508,861	$11,999,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$570,631	$467,526
Accrued expenses – related party	910,512	640,009
Accrued expenses	71,250	73,625
Other accrued liabilities	20,447	15,152
Note payable – related parties – current portion	240,914	25,000
Total Current Liabilities	1,813,754	1,221,312
Long Term Liabilities:
Note payable, net	9,500,000	9,500,000
Notes payable – related party	3,000,000	3,000,000
Total Liabilities	14,313,754	13,721,312

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 5,411,896 shares issued and outstanding	541	541
Additional paid-in capital	15,984,675	15,785,888
Accumulated deficit	(18,790,109)	(17,508,467)
Total Stockholders’ Deficit	(2,804,893)	(1,722,038)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,508,861	$11,999,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries,

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the period from January 1, 2018 through April 8, 2018
	2019	2018	2019	2018 (1)	(Predecessor)
		(As Revised)		(As Revised)
Revenue:
Transaction and processing fees	$2,455,937	$2,946,757	$7,578,561	$6,116,404	$3,164,949
Merchant equipment sales and other	15,294	6,221	53,118	24,056	9,590
Other revenue	6,201	25,005	18,587	141,513	-
Total revenue	2,477,432	2,977,983	7,650,266	6,281,973	3,174,539

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,700,048	1,960,700	5,096,694	4,057,324	1,748,141
Amortization expense	203,214	227,676	609,643	455,353	90,739
Salaries and wages	342,338	425,176	1,143,733	1,003,907	374,345
Outside commissions	22,591	48,199	97,902	153,026	508,296
General and administrative expenses	294,371	581,987	1,055,602	1,136,882	367,524
Total operating expenses	2,562,562	3,243,738	8,003,574	6,806,492	3,089,045

(Loss) income from operations	(85,130)	(265,755)	(353,308)	(524,519)	85,494

Other Income (Expense):
Interest expense	(218,500)	(279,250)	(648,015)	(464,875)	(832,564)
Interest expense, related party	(97,889)	(28,526)	(281,128)	(31,104)	-
Other income (expense)	(340)	-	809	-	908
Total other expense	(316,729)	(307,776)	(928,334)	(495,979)	(831,656)

Net Loss	$(401,859)	$(573,531)	$(1,281,642)	$(1,020,498)	$(746,162)

Net loss per share, basic and diluted	$(0.07)	$(0.11)	$(0.24)	$(0.22)

Weighted average shares outstanding, basic and diluted	5,466,501	5,411,213	5,447,501	4,597,378

(1)	Includes the consolidated results from operations of (a) OLB, CrowdPay and Omnisoft from January 1, 2018 through September 30, 2018 and (b) the net assets acquired from the Predecessor from April 9, 2018 through September 30, 2018 as disclosed in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit for Three and

Nine Months ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	5,411,896	$541	$15,785,888	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	5,411,896	541	15,852,150	(17,915,412)	(2,062,721)
Stock based compensation	-	-	66,263	-	66,263
Net loss	-	-	-	(472,838)	(472,838)
Balance at June 30, 2019	5,411,896	541	15,918,413	(18,388,250)	(2,469,296)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(401,859)	(401,859)
Balance at September 30, 2019	5,411,896	$541	$15,984,675	$(18,790,109)	$(2,804,893)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2018	5,411,063	$541	$15,592,265	$(16,114,923)	$(522,117)
Net loss	-	-	-	(126,630)	(126,630)
Balance at March 31, 2018	5,411,063	541	15, 592,265	(16,241,553)	(648,747)
Common stock issued for services	833	-	3,750	-	3,750
Warrants issued as non-cash interest	-	-	7,660	-	7,660
Stock based compensation	-	-	56,246	-	56,246
Net loss	-	-	-	(320,337)	(320,337)
Balance at June 30, 2018	5,411,896	541	15,659,921	(16,561,890)	(901,428)
Stock based compensation	-	-	63,022	-	63,022
Net loss	-	-	-	(573,531)	(573,531)
Balance at September 30, 2018	5,411,896	$541	$15,722,943	$(17,135,421)	$(1,411,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018 (1)	For the period from January 1, 2018 through April 8, 2018
		(As Revised)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,281,642)	$(1,020,498)	$(746,162)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	632,652	483,293	109,225
Non-cash interest	-	7,660	-
Stock based compensation	198,787	123,018	275,369
Changes in assets and liabilities:
Accounts receivable	(199,157)	19,665	99,190
Prepaid expenses	1,087	76,259	35,445
Other current assets	-	(138,172)	(298)
Other long-term assets	(30,282)	9,565	6,775
Accounts payable	103,104	201,897	(219,888)
Accrued compensation	-	-	(3,156)
Accrued expenses – related party	270,503	162,732	-
Other accrued liabilities	2,920	(49,965)	63,905
Other long-term liabilities			(2,511)
Net Cash used in Operating Activities	(302,028)	(124,546)	$(382,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-	174,967	182,362
Purchase of property and equipment	-	-	(6,274)
Cash received in business combination	-	42,711	-
Net Cash provided by Investing Activities	-	217,678	176,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	215,914	1,055,000	-
Payment on notes payable – related party	-	(30,000)	-
Payment on notes payable		(1,000,000)
Net Cash provided by Financing Activities	215,914	25,000	-

Net Change in Cash	(86,114)	118,132	(206,018)
Cash – Beginning of Period	111,586	-	225,227
Cash – End of Period	$25,472	$118,132	$19,209

Cash Paid For:
Interest	$660,750	$464,875	$458,812
Income taxes	$-	$-	$

(1)	Includes the consolidated cashflows from operations of (a) OLB, CrowdPay and Omnisoft from January 1, 2018 through September 30, 2018 and (b) the net assets acquired from the Predecessor from April 9, 2018 through September 30, 2018 as disclosed in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” or the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries.

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

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,0000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933, as amended. To date, the activities of this subsidiary have been insignificant.

Omnisoft.io, Inc. (“Omnisoft”) operates a software platform for small merchants The Omnicommerce applications work on an iPad, mobile device and the web and allows a user to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been insignificant.

The Company also provides ecommerce development and consulting services on a project by project basis.

On October 4, 2019 (the “Record Date”), the Board of Directors of the Company (the “Board”) and Ronny Yakov, the Chairman, Chief Executive Officer, President, Secretary and sole Director of the Company and the holder of approximately 64.27% of the Company’s outstanding Common Stock as of the Record Date approved the following actions by written consent to approve an amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to: (1) effect a reverse stock split of our issued and outstanding Common Stock at a ratio between one-for-twenty and one-for-thirty five, with such final ratio to be determined at the sole discretion of the Board (or its designee or designees) and with such to be effected at such time and date, if at all, as determined by the Board in its sole discretion (provided that it is by October 4, 2020) and (2) indemnify the directors, officers, employees or other agents of the Company to the fullest extent permitted by the Delaware General Corporation Law.

On November 8, 2019, the Board approved, and on November 12, 2019, the Company effected a one-for- thirty reverse stock split of its common stock (the “Reverse Split”). All shares, options and warrants throughout these consolidated financial statements and Form 10-Q have been retroactively restated to reflect the Reverse Split. In addition to the Reverse Split, the Company amended its certificate of incorporation whereby the Company shall indemnify the directors, officers, employees or other agents of the Company to the fullest extent permitted by the Delaware General Corporations Law.

Memorandum of Sale

On April 9, 2018, Securus365, Inc., a Delaware corporation (“Securus”), eVance Capital, Inc., a Delaware corporation (“eVance Capital”), and eVance Inc., a Delaware corporation (“eVance”, and collectively with Securus and eVance Capital, the “Purchasers”), each of which Purchaser was a newly formed wholly-owned subsidiary of OLB, entered into a Memorandum of Sale (the “Memorandum of Sale”) by and among the Purchasers and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), in its capacity as administrative agent and collateral agent to certain secured lenders of the Debtors (as defined below), pursuant to which the Purchasers acquired substantially all of the assets of the Debtors (the “Asset Acquisition”) through a foreclosure sale arranged by GACP under the Uniform Commercial Code of the State of New York (“UCC”) of the collateral of Excel Corporation (“Excel”) and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (Excel and such subsidiaries, collectively, the “Debtors”) under the Loan and Security Agreement, dated as of November 2, 2016, by and among GACP, the lenders thereunder and the Debtors and related loan documents, as amended (the “Excel Loan and Security Agreement”).

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

Common Control Mergers

Effective May 9, 2018, in accordance with the requirements of the Excel Loan and Security Agreement, the Company entered into a share exchange agreement with Crowdpay.US, Inc. for which the Company issued 2,916,667 shares of common stock for all of the authorized stock of Crowdpay. Crowdpay became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Crowdpay and as a result this transaction was accounted for as a common control merger. See Note 6.

Effective May 9, 2018, in accordance with the requirements of the Excel Loan and Security Agreement, the Company entered into a share exchange agreement with Omnisoft, Inc. for which the Company issued 1,833,333 shares of common stock for all of the authorized stock of Omnisoft. Omnisoft became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of Omnisoft and as a result this transaction was accounted for as a common control merger. See Note 6.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018 included on the Company’s Form 10-K. The results of the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of shares of common stock for the three and nine months ended September 30, 2019 does not include warrants and options to acquire 40,000 and 265,172 shares of common stock, respectively. Basic net loss per share does include the weighted average effect of vested options to acquire 55,257 shares of commons stock as their exercise prices are nominal. There were no other potentially dilutive shares for the three and nine months ended September 30, 2018.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, Crowdpay.US, and OMNISOFT, Inc. All significant intercompany transactions and balances have been eliminated.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its consolidated financial position and results of operations.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The Company is in the process of analyzing the potential impact this standard will have on its consolidated financial position and results of operations. The Company expects to apply the modified retrospective method upon adoption.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, the Company had cash of $25,472 and a working capital deficit of $1,154,688. For the three and nine months ended September 30, 2019, the Company’s net loss was $401,859 and $1,281,642, respectively, and its cash used in operating activities was $302,028 for the nine months ended September 30, 2019. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of September 30, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of approximately $838,500, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of amendments to its long-term and related party long-term debt arrangements, coupled with its operations acquired in the business combination and financial support, if needed, from a related party and significant stockholder to assist with the ongoing working capital needs of the Company through November 2020 (other than obligations of the Company to pay principal or interest with respect to the Excel Loan and Security Agreement), the Company believes it has sufficient capital to continue operations for a period of at least twelve months from the date these financial statements were issued.

The Company’s future capital requirements could depend on many factors, including the need to expand its services, personnel, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	September 30, 2019	December 31, 2018
Merchant Portfolios	$2,190,000	$2,190,000
Less Accumulated Amortization	(443,547)	(208,571)
Net residual portfolios	$1,746,453	$1,981,429

	September 30, 2019	December 31, 2018
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(708,000)	(333,333)
Net trade name	$1,792,000	$2,166,667

Amortization expense for the three and nine months ended September 30, 2019 was $203,214 and $609,643, respectively.

Amortization expense for the three and nine months ended September 30, 2018 was $227,676 and $455,353, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2019 (remainder of year)	$203,214
2020	$812,857
2021	$812,857
2022	$812,857
2023	$479,524
Thereafter	$417,144
Total	$3,538,453

The weighted average remaining useful life of amortizing intangible assets was 5.25 years at September 30, 2019.

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

Unaudited pro forma results of operations for the nine months ended September 30, 2018, as if the Company and its subsidiaries had been combined on January 1, 2018, are presented below. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations are as follows:

Nine Months Ended September 30, 2018
Revenues	$9,456,512
Operating loss	$(126,145)
Other expense	(801,321)
Net loss	$(927,466)
Net loss per share – basic and diluted	$(0.20)

NOTE 6 – COMMON CONTROL MERGERS

On May 9, 2018, the Company acquired 100% of Omnisoft in exchange for the issuance of 1,833,333 shares of common stock. The acquisition of Omnisoft, was determined to be a common control transaction as each Company has the same two shareholders with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these consolidated financial statements, or January 1, 2018.

On May 9, 2018, the Company acquired 100% of Crowdpay in exchange for 2,916,667 shares of common stock. The acquisition of Crowdpay as a wholly owned subsidiary is considered a common control transaction as each Company has the same shareholder with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s consolidated financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company recorded the common control merger as of the earliest date presented in these condensed consolidated financial statements, or January 1, 2018.

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

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,”, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2017 and 2018, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Amendment and Original Credit Agreement, and permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Amendment and Original Credit Agreement. The Company borrowed $1,000,000 from a related party (Note 11) in order to make its first scheduled payment.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 10) in order to make its second scheduled payment. Total interest expense for the GACP loan incurred during the three and nine months ended September 30, 2019 was $218,500 and $648,375, respectively, $71,250 of which is accrued as of September 30, 2019. Total interest expense for the three and nine months ended September 30, 2018 was $279,250 and $464,875, respectively. Total interest expense incurred during the year ended December 31, 2018 was $791,625, $73,625 of which was accrued as of December 31, 2018.

On February 5, 2019, the Company entered into Amendment No. 3 to Loan and Security Agreement (the “Amendment
No. 3”) amending the Original Credit Agreement as the same was amended by the Amendment (the “Original Credit Agreement,” and as amended, by the Amendment and Amendment No. 3 the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment No. 3, among other things, the lenders waived the Company’s existing default under the Original Credit Agreement for its failure to comply with certain financial covenants set forth in the Original Credit Agreement and the parties amended the terms of the financial covenants that the Company must comply with. The Company is required to maintain a Fixed Charge Coverage Ratio of (x) not less than 1.10:1.00 and (y) on or after the end of the first full fiscal month ended January 31, 2020, the Fixed Charge Coverage Ratio shall not be less than 1.20:1.00, measured in each case on a trailing twelve month and Consolidated Net Revenue shall not be less than $10,000,000.

NOTE 8 - WARRANTS

Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company issued to GACP a Warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $7.50 per share, subject to adjustment as set forth in the Warrant. The Warrant is exercisable by GACP at any time from the Issuance Date until the later of (i) the third (3rd) anniversary of the Issuance Date and (ii) the date on which all obligations under the Credit Agreement have been satisfied in full. The Warrant may be redeemed for $0.003 per Warrant Share, at the sole discretion of the Company, at any time after the six (6) month anniversary of the Issuance Date if the closing sales price of the Company’s common stock equals or exceeds $150.00 per share on each of the 20 trading days within any 30 day trading day period ending on the third (3rd) trading day prior to the date on which the Company provides a notice of redemption. GACP has certain piggy-back registration rights as set forth in the Warrant with respect to the Warrant Shares to be issued upon exercise of the Warrant. After the six (6) month anniversary of the Issuance Date, GACP can exercise the Warrant using a “cashless exercise” feature to the extent that GACP exercises the Warrant for a number of Warrant Shares in excess of the number Warrant Shares that have been registered for resale under U.S. securities laws.

As additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company also entered into a letter agreement (the “Additional Warrants Agreement”) with GACP, pursuant to which the Company agreed that if the Company at any time after the Closing and prior to the satisfaction of all outstanding obligations under the Credit Agreement requests for GACP to provide debt financing for the acquisition of a company or operating business by the Company or its subsidiaries, and GACP or its affiliates provide all of the debt financing for such acquisition, the Company will issue to GACP a warrant to purchase 6,667 shares of the Company’s common stock (an “Additional Warrant”) upon the closing of such debt-financing, with such Additional Warrant in substantially the same form as the Warrant, up to a total of four (4) Additional Warrants for four debt-financed acquisitions under the Additional Warrants Agreement. The exercise price of the Additional Warrants, if issued, will be $9.00 per share for the first Additional Warrant, $10.50 per share for the second Additional Warrant, $12.00 per share for the third Additional Warrant and $13.50 per share for the fourth Additional Warrant, with the number of shares and exercise price subject to adjustment as set forth in the Additional Warrants Agreement and the Additional Warrant.

The warrants have a exercise price of $7.50 and expire in three years. The aggregate fair value of the warrants, which was charged to interest expense, totaled $7,660 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $7.50, 2.28% risk free rate, 114.11% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50	40,000	1.50 years	$7.50

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2019, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 9 – STOCK OPTIONS

Pursuant to the terms on the employment agreement with Mr. Yakov he was granted 6,667 common stock options on January 1, 2019. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.03 and expire in three years after each vest date. The aggregate fair value of the options totaled $39,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.03, 2.47% risk free rate, 104.8% volatility and expected life of the options of 4 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the year is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	271,839	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding September 30, 2019	278,506	$0.0001	$3,340,872
Shares exercisable at September 30, 2019	55,257	$0.0001	$662,843

On November 13, 2019, the Company entered into an agreement with the holder of 265,172 common stock options whereby both parties agreed that the exercise price pertaining to those options only would not be adjusted for the effects of the Reverse Stock Split.

NOTE 10 – RELATED PARTY TRANSACTIONS

On July 30, 2018, pursuant to the terms of the Amendment (Note 7), the Company issued to Mr. John Herzog, a significant stockholder of the Company a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note initially matured on March 31, 2019 (though the Company had the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is subordinated to the Credit Agreement. The Company used the proceeds received to make the initial payment under the Credit Agreement.

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

Total interest expense on the two loans from Mr. Herzog for the three and nine months ended September 30, 2019 was $90,740 and $269,260, respectively. Total accrued interest as of September 30, 2019 and December 31, 2018 is $312,110 and $52,849, respectively.

As of September 30, 2019 and December 31, 2018, the Company has total accrued compensation due to Mr. Yakov of $568,027 and $568,292, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, in order to pay for audit services. Mr. Yakov loaned the Company an additional $215,914 to the Company during the nine months ended September 30, 2019. The loans are unsecured, bear interest at 12% and are due on demand. As of September 30, 2019, and December 31, 2018 there is $11,912 and $1,184 of interest accrued, respectively, on these loans. Interest expense for the three and nine months ended September 30, 2019 was $4,375 and $10,358, respectively. Interest expense for the three and nine months ended September 30, 2018 was $419 and $419, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with Mr. Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of September 30, 2019, no bonuses have been paid or accrued.

Office Lease

The Company leases its Georgia office facilities under an operating lease which is expiring in November 2019. The Company will continue to lease the location on a month-to-month basis. Monthly lease payments are $9,046.

NOTE 12 – SUBSEQUENT EVENTS

On October 4, 2019, the Board of Directors of the Company (the “Board”) and Ronny Yakov, the Chairman, Chief Executive Officer, President, Secretary and sole Director of the Company and the holder of approximately 64.27% of the Company’s outstanding Common Stock as of the Record Date approved the following actions by written consent to approve an amendment to our Certificate of Incorporation, to: (1) effect a reverse stock split of our issued and outstanding Common Stock at a ratio between one-for-twenty and one-for-thirty five, with such final ratio to be determined at the sole discretion of the Board (or its designee or designees) and with such to be effected at such time and date, if at all, as determined by the Board in its sole discretion (provided that it is by October 4, 2020) and (2) indemnify the directors, officers, employees or other agents of the Company to the fullest extent permitted by the Delaware General Corporation Law.

On November8 2019, the Board approved, and on November 12, 2019, the Company effected a one-for- thirty reverse stock split of its common stock. All shares, options and warrants throughout these consolidated financial statements and Form 10-Q have been retroactively restated to reflect the Reverse Split. In addition to the Reverse Split, the Company amended its certificate of incorporation whereby the Company shall indemnify the directors, officers, employees or other agents of the Company to the fullest extent permitted by the Delaware General Corporations Law.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

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

We are a FinTech company and payment facilitator (or “PayFac”) that focuses on a suite of products in the merchant services and payment facilitator verticals that is focused on providing integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services and support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Omnisoft, and CrowdPay. The PayFac model allows us to instantly underwrite merchants and take all credit risk from end to end.

A payment facilitator (is a company that is sponsored by a bank or other financial institution and creates a sub-merchant account in order to provide payment processing services to merchant clients. As a payment facilitator, we are able to offer merchant services on a sub-merchant platform which allows us to on-board sub-merchants under our unique merchant ID account (an “MID”). Said differently, PayFacs operate in the same way as an independent sales organization that signs up new merchants on behalf of acquiring banks and processors (an “ISO”) in terms of payment process but the on-boarding and accounting for merchants are different. With an ISO, merchants are identified with individual MID and the settlement to the merchant is handled by the settlement/acquiring bank. A PayFac has its own MID with a settlement bank and each of the merchants on-boarded by the PayFac are given sub-MID’s under the PayFac’s MID. This allows the PayFac to board a merchant very quickly and also enables the PayFac to accept responsible for settling the payment of funds to the merchant which increases the PayFac’s fees. We operate under a TSYS/ProPay (the processor in the ecosystem) and the sponsoring bank that approved us is Wells Fargo. The PayFac model allows us to instantly underwrite merchants and take all credit risk from end to end.

The Company’s merchants process over $82,000,000 in gross transactions monthly and averages 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the USA with no concentration of industries or merchants.

Our back-office risk and compliance system, Ingres, is connected to a list of risk and mitigation vendors and tools that instantly give us an in-depth understanding of new merchant applications. This allows our internal dashboard to provide Artificial intelligence information on the merchant. We use this information to try to mitigate merchant risk and thus our liability risk for the transaction.

We plan to focus on prime verticals such as small banks that don’t have merchant services in-house. This allows us to be the merchant services provider for the bank and their merchants. Additionally, as a PayFac, we are able to instantly underwrite merchants and take the credit risk from end to end.

We are adding additional services to our payment gateway to provide services such as ACH and cloud-based billings.

We have done a soft launch of all the applications for OmniSoft and the shopfast Omnicommerce solution with the eVance mobile payment gateway SecurePay.com to demonstrate a proof of concept. The Company’s proprietary gateway, SecurePay.comTM, is used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions. We are also launching our new Merchant and ISO boarding system that will be able to board merchants instantly online. This will providing the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system. We earn a fee on each transaction which is paid to us when the transactions are processed. Currently, revenue earned from SecurePay.comTM is a lower proportion of the Company’s overall business.

The available merchant information processed through our systems gives us the ability to make intelligent decisions about what services we can provide to specific merchants. Services such as small business loans and instant cash advances are available upon the Company’s approval, although none have been issued to date.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

During the three months ended September 30, 2019 we had total revenue of $2,477,432, substantially all of which is earned from transaction and processing fees related to electronic payments. During the same period, costs related to payment processing fees totaled $1,700,048, or 69% of revenue. During the period, the Company’s merchants processed $166,950,480 in gross transactions and 3,681,498 transactions.

During the three months ended September 30, 2018, total revenues were $2,977,983 substantially all of which is earned from transaction and processing fees related to electronic payments. During the same period, cost of revenue, substantially all of which related to payment processing, combined for $1,960,700 or 66% of revenue. During the period, the Company’s merchants processed $219,953,010 in gross transactions and 4,806,992 transactions.

Revenue and processing fees have decreased from the prior period due to the lack of a sales team and to not having a customer retention program in place to replace lost merchants and gain new ones. Our goal is to build out our sales team in Q4 2019 and into 2020 and expand our offering of our products and services.

Amortization expense for the three months ended September 30, 2019 was $203,214 compared to $227,676 for the three months ended September 30, 2018, a decrease of $24,462 or 11%. We record amortization expense on our merchant portfolio and trademarks. Amortization expense decreased in the current year due to a change in the valuation of our intangibles.

Salary and wage expense for the three months ended September 30, 2019 was $342,338 compared to $425,176 for the three months ended September 30, 2018, a decrease of $82,838 or 19%. Salary and wage expense decreased in the current period due to the decrease in our sales force, and other personnel.

Outside commission expense for the three months ended September 30, 2019 was $22,951 compared to $48,199 for the three months ended September 30, 2018, a decrease of $25,608 or 53%. Outside commission expense decreased in the current period due to the decrease in sales activity.

General and administrative expenses (“G&A”) for the three months ended September 30, 2019 was $294,371 compared to $581,987 for the three months ended September 30, 2018, a decrease of $287,616 or 49%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. Our G&A expense has decreased in the current period as the Company tries to eliminate unnecessary expenditures and conserve its cash. Specifically, some of our larger decreases have occurred with audit and legal fees, computer and internet expense as well as a significant decrease in travel expense.

For the three months ended September 30, 2019 we incurred $316,389 of interest expense, compared to $307,776 for the three months ended September 30, 2018, an increase of $8,613 or 2.7%. The increase in interest expense is primarily due to increased borrowings from our CEO.

Our net loss for the three months ended September 30, 2019 was $401,859 compared to $573,531 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2019 we had total revenue of $7,650,266, substantially all of which is earned from transaction and processing fees related to electronic payments. During the same period, costs related to payment processing fees totaled $5,096,694, or 67% of revenue. During the period, the Company’s merchants processed $541,292,447 in gross transactions and 12,094,941 transactions.

During the nine months ended September 30, 2018, total revenues were $9,456,512 (inclusive of $3,174,539 of revenue derived from January 1, 2018 through April 8, 2018 by Excel prior to the Asset Acquisition substantially all of which is earned from transaction and processing fees related to electronic payments. During the same period, cost related to payment processing fees totaled $5,805,464 (inclusive of $1,748,141 of costs associated with $3,174,539 of revenue derived from January 1, 2018 through April 1, 2018 by Excel prior to the Asset Acquisition, or 67% of revenue. During the period, the Company’s merchants processed $718,318,998 in gross transactions and 16,004,704 transactions.

The overall decrease in revenue of $1,806,246 or 19% is due to the decrease in sales and recurring customer agreements prior to the asset purchase and the lack of a sales team and to not having a customer retention program in place to replace lost merchants and gain new ones.

During the nine months ended September 30, 2018, the total payment processing fees of $5,805,465 includes $4,057,324 for the accounts of OLB, Crowdpay and Omnisoft from January 1, 2018 through September 30, 2018 and fees from the operations of the Acquired Assets for the period from April 9, 2018 through September 30, 2018, and $1,748,141 from the January 1, 2018 through April 8, 2018 from predecessor operations of the Acquired Assets.

The overall decrease of $708,771in fees was due to the decrease in sales and recurring customer agreements prior to purchase of the Acquired Assets and the lack of a sales team and to not having a customer retention program in place to replace lost merchants and gain new ones.

Amortization expense for the nine months ended September 30, 2019 was $609,643 compared to $546,092 for the nine months ended September 30, 2018, an increase of $63,551 or 12%. Amortization expense in 2018 includes $90,739 from the Excel operations from January 1, 2018 through April 8, 2018. We record amortization expense on our merchant portfolio and trademarks. Overall amortization expense increased in the current period due to a change in the valuation of the merchant portfolio and tradename assets as a result of the purchase of the Acquired Assets.

Salary and wage expense for the nine months ended September 30, 2019 was $1,143,733 compared to $1,378,252 for the nine months ended September 30, 2018, a decrease of $234,519 or 17%. Salary and wage expense in 2018 includes $374,345 from Excel’s operations from January 1, 2018 through April 8, 2018. Salary and wage expense decreased in the current period due to the decrease in our sales force, and other personnel.

Outside commission expense for the nine months ended September 30, 2019 was $97,902 compared to $661,322 for the nine months ended September 30, 2018, a decrease of $563,420 or 85%. Outside commission in 2018 includes $508,296 from Excel’s operations from January 1, 2018 through April 8, 2018. Outside commission expense decreased in the current period due to the decrease in sales activity and outside service providers.

General and administrative expenses (“G&A”) for the nine months ended September 30, 2019 was $1,055,602 compared to $1,504,406 for the nine months ended September 30, 2018, a decrease of $448,804 or 30%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. Our G&A expense has decreased in the current period as the Company eliminated certain unnecessary expenditures and conserved cash. Specifically, some of our larger decreases have occurred with audit and legal fees, computer and internet expense as well as a decrease in travel expense.

For the nine months ended September 30, 2019 we incurred $929,143 of interest expense, compared to $1,328,543 for the nine months ended September 30, 2018, a decrease of $399,400 or 30%. Interest expense in 2018 includes $831,656 from the Excel’s operations from January 1, 2018 through April 8, 2018. Interest expense has decreased from the prior period due to the restructuring of the outstanding debt with GACP to have more favorable terms.

Our net loss for the nine months ended September 30, 2019 was $1,281,642 compared to $1,766,660 for the nine months ended September 30, 2018. Net loss in 2018 includes $746,162 from the Excel’s operations from January 1, 2018 through April 8, 2018.

Liquidity and Capital Resources

For the nine months ended September 30, 2019 we used $302,028 of cash in operating activities, which included reconciliation of $632,652 for amortization and depreciation expense, $198,786 for stock-based compensation, an increase to accounts receivable of $199,157 and an increase to related party accruals of $270,503. We had proceeds from financing activities of $215,914 from loans from our CEO.

At September 30, 2019, the Company had cash of $25,472 and a working capital deficit of $1,154,688. For the three and nine months ended September 30, 2019, the Company’s net loss was $401,859 and $1,281,642, respectively, and its cash used in operating activities was $302,028 for the nine months ended September 30, 2019. The Company expects to fund future liquidity and capital requirements through cash flow generated from its operating activities resulting from increases in its merchants and revenues generated. Additionally, included in the working capital deficit as of September 30, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, of approximately $838,500, which he has agreed to defer receiving payment until the Company has sufficient working capital. As a result of amendments to its long-term and related party long-term debt arrangements, coupled with its operations acquired in the business combination and financial support, if needed, from a related party and significant stockholder to assist with the ongoing working capital needs of the Company through November 2020 (other than obligations of the Company to pay principal or interest with respect to the Excel Loan and Security Agreement), the Company believes it has sufficient capital to continue operations for a period of at least twelve months from the date these financial statements were issued. The Company’s future capital requirements could depend on many factors, including the need to expand its services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its future plans and take additional measures to reduce costs in order to conserve cash.

With respect to its senior debt, the Company is required to maintain a Fixed Charge Coverage Ratio of (x) not less than 1.10:1.00 and (y) on or after the end of the first full fiscal month ended January 31, 2020, the Fixed Charge Coverage Ratio shall not be less than 1.20:1.00, measured in each case on a trailing twelve month and Consolidated Net Revenue shall not be less than $10,000,000. The Company is exploring refinancing solutions for more advantageous terms of its long-term debt either with its current debtholders or with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2018, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

We intend to undertake the following initiatives to cure our material weaknesses, but even if we complete all of these initiatives, they may not resolve our material weaknesses.

●	When we have available funds, we plan to hire additional accounting personnel to assist with the day-to-day accounting and reporting requirements. The goal is to hire a sufficient number of additional staff to have the ability to properly segregate duties. In addition, we have recently completed the process of bringing our multiple accounting systems into one unified system.

●	We plan to establish an Audit Committee with independent directors.

●	When resources become available, we will either utilize internal personnel or outside consultants to document a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)