Form 10-K
period 2019-12-31
OLB GROUP, INC.
filed 2020-04-29
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $16,493,376 based on 1,374,448 non affiliate shares outstanding at $12.00 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 24, 2020, there were 5,411,905 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

i

PART I

Item 1. Business.

Forward-Looking Statements

Unless the context indicates otherwise, as used in this prospectus, the terms “OLB,” “we,” “us,” “our,” “our company” and “our business” refer, to The OLB Group, Inc., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

On November 12, 2019, the Company effected a one-for-thirty reverse stock split of its common stock (the “Reverse Split”). All shares, options and warrants throughout this Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Split.

Overview

We are a FinTech company and payment facilitator (“PayFac”) that focuses on a suite of products in the merchant services and payment facilitator verticals and seeks to provide integrated business solutions to merchants throughout the United States. We seek to provide merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. In 2018, we were ranked 62nd among merchant acquirers in the United States ranked by Visa/MasterCard volume. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), OmniSoft.io, Inc., a Delaware corporation (“OmniSoft”), and CrowdPay.Us, Inc., a New York corporation (“CrowdPay”).

In April 2018, we completed an acquisition of substantially all of the assets of Excel Corporation (“Excel”) and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (such assets are the foundation of our eVance business) (the “Asset Acquisition”). In connection with the Asset Acquisition, in May 2018, we entered into share exchange agreements with CrowdPay and OmniSoft, affiliate companies owned by Mr. Yakov and John Herzog, an affiliate of our company, pursuant to which each of CrowdPay and OmniSoft became wholly owned subsidiaries of our company (the “Share Exchange”).

OmniSoft operates a cloud-based business management platform that provides turnkey solutions for merchants to enable them to build and manage their retail businesses, whether online or at a “brick and mortar” location. The OmniSoft platform, which can be accessed by merchants through any mobile and computing device, allows merchants to, among other features, manage and track inventory, track sales and process customer transactions and can provide interactive data analysis concerning sales of products and need for additional inventory. Merchants generally utilize the platform by uploading to the platform information about their inventory (description of units, number of units, price per unit, and related information). Once such information has been uploaded, merchants, either with their own device or with hardware that we sell directly to them, are able to utilize the platform to monitor inventory and process and track sales of their products (including coordinating shipping of their products with third party logistics companies). We manage and maintain the OmniSoft platform through a variety of domain names or a merchant can integrate our platform with their own domain name. Using the OmniSoft platform, merchants can “check-out” their customers at their “brick and mortar” stores or can sell products to customers online, in both cases accepting payment via a simple credit card or debit card transaction (either swiping the credit card or entering the credit card number), a cash payment, or by use of a QR code or loyalty and reward points, and then print or email receipts to the customer. For more information regarding our OmniSoft platform, see “Business — Description of our OmniSoft Business.”

eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a “brick and mortar” location). eVance is an independent sales organization (an “ISO”) that signs up new merchants on behalf of acquiring banks and processors that provides financial and transaction processing solutions to merchants throughout the United States. eVance differentiates itself from other ISOs by focusing on both obtaining and maintaining new merchant contracts for its own account (including, but not limited to, merchants that utilize the OmniSoft platform) and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement) and utilizing our own software and technology to provide merchants and other ISOs differentiating products and software. In particular, we (i) own our own payments gateway, (ii) have proprietary omni-commerce software platform, (iii) have in-house underwriting and customer service, (iv) have in-house sub-ISO management system which offers sub-ISOs and agents tools for online boarding, account management, residual reports among other tools, (v) utilize a Payment Facilitator model and (vi) offer a suite of products in the financial markets (through CrowdPay). Leveraging our relationship with three of the top five merchant processors in the United States (representing a majority of the merchant processing market) and with the use of our proprietary software, our payment gateway (which we call “SecurePay”) enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution. eVance operates as both a wholesale ISO and a retail ISO depending on the risk profile of the merchant and the applicable merchant processor and acquiring bank. As a wholesale ISO, eVance underwrites the processing transactions for merchants, establishing a direct relationship with the merchant and generating individual merchant processing contracts in exchange for future residual payments. As a retail ISO, eVance primarily gathers the documents and information that our partners (acquiring banks and acquiring processors) need to underwrite merchants’ transactions and as a result receives only residual income as commission for merchants it places with our partners. For more information regarding the electronic payment industry, see “Business — Description of our eVance Business — Our Industry.”

Substantially all of our revenue has been generated from our eVance business (see our financial statements and related notes included in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information), but began generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. We expect to build out our OmniSoft software business and to rely more on our PayFac model to transition away from our reliance on our eVance business but there is no guarantee that we will be able to do so. See the section entitled “Risk Factors” in this report.

SecurePay is a payment gateway and virtual terminal with proprietary business management tools that is in compliance with the Payment Card Industry (PCI).

SecurePay has been certified by Visa and MasterCard (certified Level II and Level III) and finalized implementation of “3D Secure” in 2019 (a feature that is unique to what we offer in order to provide for more secure environment for ecommerce and mobile payments in-store and online).

CrowdPay.us™ operates a white label capital raising platform that targets small and midsized businesses seeking to raise capital and registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto such company’s or broker-dealer’s website. Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under Title III of the Jumpstart Our Business Startups (the “JOBS Act”), offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and offerings pursuant to Regulation A+ of the Securities Act. Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the Securities Exchange Commission (the “SEC”). CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the Company and/or broker-dealer prior to the initiation of the offering. CrowdPay also generates revenues by providing ancillary services to the companies and broker-dealers utilizing our platform, including running background checks and providing anti-money laundering and know-your-customer compliance. CrowdPay is not a registered funding portal or a registered broker-dealer.

Payment Facilitator Generally

A payment facilitator (“PayFac”) is a company that is sponsored by a bank or other financial institution and creates a sub-merchant account in order to provide payment processing services to merchant clients. As a payment facilitator, we are able to offer merchant services on a sub-merchant platform which allows us to on-board sub-merchants under our unique merchant ID account (an “MID”). Said differently, PayFacs operate in the same way as an independent sales organization that signs up new merchants on behalf of acquiring banks and processors in terms of payment process but the on-boarding and accounting for merchants are different. With an ISO, merchants are identified with individual MID and the settlement to the merchant is handled by the settlement/acquiring bank. A PayFac has its own MID with a settlement bank and each of the merchants on-boarded by the PayFac are given sub-MID’s under the PayFac’s MID. This allows the PayFac to board a merchant very quickly and also enables the PayFac to accept responsible for settling the payment of funds to the merchant which increases the PayFac’s fees. We operate under a TSYS/ProPay (the processor in the ecosystem) and the sponsoring bank that approved us was Wells Fargo.

Description of our OmniSoft Business

General

OmniSoft operates a cloud-based business management platform that provides turnkey solutions for merchants to enable them to build and manage their retail businesses, whether online or at a “brick and mortar” location. The OmniSoft platform, which can be accessed by merchants through any mobile and computing device, allows merchants to, among other features, manage and track inventory, track sales and process customer transactions and can provide interactive data analysis concerning sales of products and need for additional inventory. Merchants generally utilize the platform by uploading to the platform information about their inventory (description of units, number of units, price per unit, and related information). Once such information has been uploaded, merchants, either with their own device or with hardware that we sell directly to them, are able to utilize the platform to monitor inventory and process and track sales of their products (including coordinating shipping of their products with third party logistics companies). We manage and maintain the OmniSoft platform through a variety of domain names or a merchant can integrate our platform with their own domain name. Using the OmniSoft platform, merchants can “check-out” their customers at their “brick and mortar” stores or can sell products to customers online, in both cases accepting payment via a simple credit card or debit card transaction (either swiping the credit card or entering the credit card number), a cash payment, or by use of a QR code or loyalty and reward points, and then print or email receipts to the customer. OmniSoft has recognized an immaterial amount of the Company’s revenue, if any, historically (including during the periods presented in the financial statements included herein).

Our Operations

OmniSoft is a SaaS business that offers OMNI Commerce Solutions as a white label service. OmniSoft provides customized solutions to ISOs and banks or financial institutions that process credit or debit card payments on behalf of a merchant that operate in the payments processing market and have the need for e-commerce and mobile commerce. We provide software that enable companies to offer similar services as competitors such as PayPal, Intuit QuickBooks, Square, Google, Apple Pay and Amazon. Our cloud-based software has comparable features to Shopify under ShopFast. We also provide white labeled services for large ISOs. Our solutions are cloud-based so there is no need to install any software, backup or update applications by our clients, including large Merchant Acquiring Banks. The OmniSoft software works on web-based computers & tablets, Apple IOS, Android, and Windows. Our target clients are merchant acquiring banks, and ISOs (wholesale price) Direct to retailers. Our business model provides a sign-up integration fee, custom features development fees, and ongoing monthly fees, per merchant per month. The pricing for a single merchant includes an initial setup fee of $49 and approximately $100-$200 per month for use of the software as SaaS fees. Hardware costs range from $300 to $1,000. Large white label projects have a one-time fee of $50,000.

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

ShopFast

We utilize OmniSoft software to be able to provide companies with branded web sites. We partner with clients such as traditional marketing companies which include cataloguers, retailers, wholesalers and manufacturers, seeking to develop their Internet sales through their own websites which we help develop, operate, host and market on the ShopFast platform.

Many of our clients need to establish an Internet presence in order to effectively compete in the e-commerce marketplace, but do not either have the resources or the expertise to effectively operate and market an e-commerce retail website. By working with the Company, we expect that these companies will be able to establish, maintain and market up-to-date, customized, commerce-enabled websites, while avoiding high set up costs and fees such as software maintenance and upgrades.

Our ShopFast solution is equipped with, what we believe is, the most advanced Internet commerce technology available to help our clients provide superior service to their customers. We provide such clients with a 24/7 global marketplace for the sale of their products, while at the same time allowing for instant price changes, evaluation of marketing campaigns, measurement of consumer product acceptance, and handling of customer service. Each ShopFast website is custom tailored to meet the needs of our clients. We have cultivated relationships with our clients to be able to provide the market with turnkey online private label stores. In addition, we provide product content from our clients to our Direct Shopping Database (DSD) of partners, which is a multi-inventory shopping services that matches suppliers with customer traffic. While our clients are responsible for driving traffic to their own website through their own marketing efforts, the ShopFast DSD creates an additional sales channel for the client at no additional cost.

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

Description of our eVance Business

General

eVance is an independent sales organization that signs up new merchants on behalf of acquiring banks and processors that provides financial and transaction processing solutions to merchants throughout the United States. eVance differentiates itself from other ISOs by focusing on both obtaining and maintaining new merchant contracts for its own account (including, but not limited to, merchants that utilize the OmniSoft platform) and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement) and utilizing our own software and technology to provide merchants and other ISO’s differentiating products and software. In particular, we (i) own our own payments gateway, (ii) have proprietary omni-commerce software platform, (iii) have in-house underwriting and customer service, (iv) have in-house sub-ISO management system which offers sub-ISO’s and agents tools for online boarding, account management, residual reports among other tools, (v) utilize a PayFac model and (vi) offer a suite of products in the financial markets (through CrowdPay). Leveraging our relationship with three of the top five merchant processors in the United States (representing a majority of the merchant processing market) and with use of our proprietary software, eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a “brick and mortar” location). Our payment gateway (which we call “SecurePay”) also enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution.

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

Our Industry

The payment processing industry allows merchants to process credit, debit and gift and loyalty card payments along with providing other payment processing and related information services. The electronic payments industry continues to benefit from the migration from cash and checks to credit and debit cards and other electronic payments, as well as intrinsic, aggregate growth in the Gross Domestic Product (“GDP”) in the markets we serve. This migration is being driven by consumer convenience and engagement, the increased use by consumers of online shopping, card issuer rewards, e-commerce, regulations and innovative payment and commerce solutions being introduced in these markets. In addition, broader merchant acceptance in industries that did not historically accept electronic payments helps to drive this migration. Merchants are taking advantage of new hardware options, such as mobile phone dongles and tablet solutions, to integrate payment processing solutions into general business applications, which reduce the cost and complexities of doing business and serving consumers. The payment processing industry is served by a variety of providers including:

●	Card issuers — Financial institutions that issue payment account products, such as credit and debit cards, to consumers backed by a credit line or a demand deposit account, such as a checking account and pay merchants on behalf of cardholders.

●	Acquiring banks — Financial institutions that accept payments from the card issuer on behalf of a merchant (any organization that accepts card-based payments in exchange for the goods and services they provide) such that the merchant does not need to have an account with the card issuer in order to accept a payment from a customer.

●	Credit card associations — Credit card brand companies (for example, Visa and MasterCard) that issue cards to consumers and set rules and route transactions among participants in their networks (card issuers and acquiring banks, for example).

●	Merchant acquirers — Providers that enable merchants to accept, process and settle electronic payments. There are various types of merchant acquirers as described below. We operate as a type of merchant acquirer.

●	Third-party providers — Other service, software and hardware companies that provide products and services designed to improve the payments experience for issuers, merchants, merchant acquirers and consumers, including mobile payment enablers, terminal manufacturers, payment gateway providers, independent software vendors, integrated point of sale systems, dealers and risk management service providers.

A typical card transaction requires close coordination among the various industry participants described above that provide the services and infrastructure required to enable such transactions. As a merchant acquirer, our role in this ecosystem is to act as a conduit between acquiring banks and credit card associations, on the one hand, and merchants, on the other hand, to enable merchants to accept, process and settle payments from customers. There are various types of merchant acquirers:

●	Non-bank merchant acquirers — These independent providers offer merchant acquiring solutions using their own proprietary and third-party platforms, and are capable of facilitating all elements of the payment transaction cycle, including the acceptance (i.e., authorization or rejection), processing and settling of merchant transactions.

●	Banks — Historically, banks have been the merchant acquirers, as they marketed merchant acquiring services in combination with other commercial banking products to their customers. In the United States, however, most banks divested these services to non-bank merchant acquirers. While some banks elected to retain in-house merchant acquiring capabilities, the vast majority of U.S. banks chose to form joint ventures or referral relationships with independent merchant acquirers.

●	IPOS providers — These companies offer software and hardware solutions that enable merchants to manage various aspects of their business, including payment acceptance through separate relationships between the IPOS providers and merchant acquirers.

●	ISOs — ISOs typically specialize in managing a sales force that targets merchants in a specific market segment or geographic region. ISOs typically outsource most merchant acquiring back-office functions, including the processing and settling of transactions, to non-bank merchant acquirers. ISOs are contracted by a credit card member bank to procure new merchant relationships. ISOs also process online credit card processing transactions for small businesses for a fee or percentage of sales. Being a wholesale ISO, eVance assumes underwriting liability which increases its responsibility to monitor and manage merchants, thereby increasing its value to banks as well as the fees which it charges for each transaction.

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

Competition

The payment processing industry is highly competitive. We compete with other ISOs for the acquisition of merchant agreements. Several sponsor banks and processors including First National Bank of Omaha, Chase Paymentech, L.P., Bank of America Merchant Services, First Data Corporation, Global Payments, Elavon Inc., as well as Wells Fargo, U.S. Bank and others, frequently solicit merchants directly or through their own network of ISOs. Competition is based upon a number of factors including price, service and product offerings. Many of these competitors are larger and have substantially greater resources than us. We believe we remain competitive to these processors and competitive ISOs through a combination of beneficial pricing and services to our merchant customers.

Cash Advance Business

In addition to our business as an ISO, we may, through eVance Capital, a subsidiary of eVance, begin to provide cash advances and loans to our merchant customers. In this capacity, we would act as a retail ISO providing alternative financing and working capital solutions to small and medium sized businesses using a variety of third party funding sources. eVance Capital would not provide capital directly or take credit risk, instead seeking to earn commissions from independent third parties by placing their financial products with our merchant customers. No cash advances and/or loans were provided to our merchant customers for the years ended December 31, 2019 and 2018.

Description of our CrowdPay Business

General

CrowdPay operates a white label capital raising platform that is used mainly by small and midsized businesses seeking to raise capital and by registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto such company’s or broker-dealer’s website. Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under the JOBS Act, offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act, and offerings pursuant to Regulation A+ of the Securities Act. Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the SEC. CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the Company and/or broker-dealer prior to the initiation of the offering. CrowdPay also generates revenues by providing ancillary services to the companies and broker-dealers utilizing our platform, including running background checks and providing anti-money laundering and know-your-customer compliance. CrowdPay is not a registered funding portal or a registered broker-dealer. CrowdPay has recognized an immaterial amount of the Company’s revenue, if any, historically (including during the periods presented in the financial statements included herein).

Our Operations

As a SaaS company, CrowdPay offers white label Omni Channel e-commerce and content solutions for crowdfunding, while offering custom solutions to broker dealers, merchant banks and securities law firms that have the need for platforms to market and collect offerings. We install all software, backup, and update applications for all issuers that are customers of our platform. CrowdPay works on web-based computers, iOS and Android devices. The platform can be up and running in approximately four to six weeks after the initial onboarding process and configurations for hardware.

Maintenance, hosting, billing transactions and compliance are all provided for on the platform. Our pricing model for these services ranges from $25,000 to $100,000 per month, which includes transaction fees, set up fees and platform fees. In lieu of cash fees, we may also accept, on a case by case basis, equity shares from companies that use our platform (currently, we do not hold any equity in companies that use our platforms).

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

We have clients in various industries including automotive, biotech and educational products that are currently utilizing the platform to offer securities under Rule 506(c), Regulation A+ and Regulation CF.

Significantly, we are one of the few crowdfunding platforms that can accept investments using credit cards, which we process through our eVance business.

INVESTOR LIMITS	title II – rule 506(b)	title II – rule 506(c)	title III	Regulation A+ Tier 1	Regulation A+ Tier 2
Maximum Dollar Amounts	No Maximum	No Maximum	$1 Million	$20 Million	$50 Million
Types of Investors Permitted	Accredited – up to 35 Non-Accredited	Only Accredited	Accredited and Non-Accredited	Accredited and Non-Accredited	Accredited and Non-Accredited
Investment Limits	None	None	Yes (the lesser of 5% or 10% of income or net worth)	Yes – for non-accredited investors (10% of income, net worth)	Yes – for non-accredited investors (10% of income, net worth)
Typical Number of Investors	<100	<100	<1000	~1500 to ~5500	~2500 to ~7500
Stockholder Limits	2,000 accredited investors, 35 Non-Accredited friends and family investors.	2,000 accredited investors	None	None	None
Investor Liquidity	12-month hold	12-month hold	12-month hold	Yes – Transfer Agency to OTC or NASDAQ	Yes – Transfer Agency to OTC or NASDAQ

OFFERING LIMITS	TITLE II – RULE 506(B)	TITLE II – RULE 506(C)	TITLE III	Regulation A+ Tier 1	Regulation A+ Tier 2
General Solicitation (Advertising) Allowed	No	Yes	Yes, but only through the portal.	Yes	Yes
Requires Integrated Escrow and Payment Processor	No	No	Yes	No	No
Allows ‘Test The Waters’	Yes	Yes	No	Yes	Yes
Requires a Funding Portal	No	No	Yes (register with FINRA)	No	No
Simultaneous Other Offerings Allowed For The Same Company	Yes	Yes	No	Yes	Yes
Average Time Before Launch	<2 weeks	<2 weeks	<4 weeks	16-20 weeks	16-20 weeks
Filing Required	Post Sale	Post Sale	Pre Sale	Pre Sale	Pre Sale
Regulatory Approval Required Prior to Launch	No	No	CF Portal = Yes Individual Deal = No	Yes	Yes
Approximate Legal and Accounting Fees	$5,000 to $20,000	$5,000 to $20,000	$5,000 to $15,000	$40,000 to $150,000	$50,000 to $200,000
Ongoing Reporting Requirements	None	None	Yes	None	Yes
Audited Financials	No	No	No	No	Yes
Social Sharing Allowed	No	Yes	Yes	Yes	Yes

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

Our Synergies

Generally

The success of our business model is dependent on the synergies between the business segments operated by our subsidiaries. We have created and developed products which, we believe, form an ecosystem of e-commerce to provide a variety of clients, from online equity financing companies or merchants selling online or in brick and mortar stores, with multiple product offerings and ancillary services from underwriting with the banks and merchant billing from the cloud software. We expect that these synergies will create additional revenue by charging transaction fees on each service provided to clients by our partnerships with Merchant Acquiring Banks and PCI Compliance.

We believe that our wholly-owned subsidiaries combine to create an ecosystem where each subsidiary benefits the other. Starting with the services provided by eVance, we enable each of our products and platforms to communicate with each other and create an ecosystem among our products and, potentially, third-party products.

The product environment created with a new registered merchant or issuer enables all merchant information to be stored in a single, centralized location but utilized by all subsidiaries. For example, merchant services utilizing eVance provide electronic payment processing services that can be utilized for payments on the Crowdfunding platform. The platform is used by merchant services to allow mobile and online processing to merchants.

The Omni commerce platform will be offered to all of the merchant services clients. The offered Merchant Services products we provide will enable all processing needs for the Omnicommerce system. The gateway will allow merchants that are using the platform to accept online ecommerce transactions.

Competitive Advantages

The OLB platform of services provides the following key advantages.

●	Time to Market — we can create a customized website for retailers within days and have it fully operational in less than 2 weeks.

●	Cost — we believe that we are the only content service provider that does not charge a setup fee (note that our OmniSoft and Crowdpay services do have initialization fees)

●	Flexibility — our platform has the flexibility to provide customized solutions for partners.

●	Pricing — we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing — we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

Customers

As a result of our various business platforms, we service a wide array of customers, including:

●	Content sites, portals, Internet Service Providers (ISPs) and Fortune 1,000 companies with high traffic but no e-commerce functionality searching for a fully outsourced solution, or with some e-commerce in place but are seeking either an additional channel or a more effective market approach.

●	System integrators and web developers who can provide added value to their customers or generate additional revenue by including e-commerce functionality in their offerings.

●	Existing “brick & mortar” businesses that have inventory and fulfillment capability but do not wish to create and maintain an e-commerce website and infrastructure.

●	Startups to early-stage companies looking for an effective and less costly way to raise capital.

Impact of COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, it is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to do continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning.

While it is unknown how long these conditions will last and what the complete financial impact it will have on the Company, the financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions resulting in less consumer, business and government spending may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of the COVID-19 virus, change of consumer behavior or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue making it reasonably possible that we are financially vulnerable to the effects of the pandemic.

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

Intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Over the last few years, we have developed a payment gateway, merchant boarding system, ecommerce platform, recurring billings and a crowdfunding platform. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties. As of the date of this report, we have a patent pending on transferable QR codes on Omni Commerce devices.

Employees

As of December 31, 2019, we had six key employees as part of our overall staff of 24 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are located in Atlanta, Georgia. In addition, we have operations in India where we retain 15 to 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware on November 18, 2004 for the purpose of merging with OLB.com, Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware. In April 2018, we completed an acquisition of substantially all of the assets of Excel Corporation and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (such assets are the foundation of our eVance business). In connection with the Asset Acquisition, in May 2018, we entered into share exchange agreements with CrowdPay and OmniSoft, affiliate companies owned by Mr. Yakov and John Herzog, an affiliate of our company, pursuant to which each of CrowdPay and OmniSoft became wholly owned subsidiaries of our company.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this annual report, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Company

Our acquisition of assets of Excel and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. and share exchange with OmniSoft and CrowdPay has collectively formed a new business platform that needs to be integrated, which may create certain risks and may adversely affect our business, financial condition or results of operations.

On April 9, 2018, we acquired substantially all of the assets of Excel and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. for $12.5 million through a foreclosure sale conducted under the Uniform Commercial Code of the State of New York. Since closing the Asset Acquisition, we have been in the process of integrating our operations with the acquired assets.

On May 9, 2018, we entered into separate share exchange agreements with the stockholders of OmniSoft and CrowdPay, affiliate companies of our company’s majority stockholder. Pursuant to the share exchange agreement with OmniSoft, the stockholders of OmniSoft transferred to us all of the issued and outstanding shares of OmniSoft common stock in exchange for an aggregate of 1,833,333 shares of our common stock. Pursuant to the share exchange agreement with CrowdPay, the stockholders of CrowdPay transferred to us all of the issued and outstanding shares of CrowdPay common stock in exchange for an aggregate of 2,916,667 shares of our common stock. The share exchange transactions closed on May 9, 2018, on which date OmniSoft and CrowdPay became wholly owned subsidiaries of the Company.

Since the consummation of the Asset Acquisition and the Share Exchange, we have a limited history upon which an evaluation of our performance and future prospects can be made. Our current and proposed operations are subject to all the business risks associated with new enterprises. These include likely fluctuations in operating results as we manage our growth and react to competitors and developments in the markets in which we compete. As we can be considered an early stage company and have not yet generated any profits, there is no assurance that we will be profitable in the near term or generate sufficient revenues to meet our capital requirements.

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

In order to finance the Asset Acquisition, we entered into a Loan and Security Agreement (as amended by Amendment No. 1 to Loan and Security Agreement dated July 30, 2018, Amendment No. 3 to Loan and Security Agreement dated February 5, 2019 and Amendment No. 4 to Loan and Security Agreement dated April 24, 2020, the “Credit Agreement”), dated as of April 9, 2018, by and among our subsidiaries Securus365, Inc., eVance Capital, Inc., and eVance Inc., (the “Purchasers”) and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder. Under the Credit Agreement, GACP provided a term loan of $12,500,000 (the “Term Loan” or the “Excel Loan”) to us, which obligations are guaranteed by our Company. Collectively, the Company and the Purchasers are referred to as the “Loan Parties”.

The Term Loan matures in full on April 9, 2022. The Term Loan can be prepaid without penalty in part with ten (10) days’ prior written notice to the Agent, and in full with thirty (30) days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears. OmniSoft and CrowdPay were also each liable as a loan party under the Term Loan. To date, we have made principal payments of $1,000,000 in July 2018 and $2,000,000 in November 2018 pursuant to the terms of the Credit Agreement (though the payments were made with the proceeds of a subordinated promissory note in the principal amount of $3,000,000 with a maturity date of September 30, 2020, to be extended to September 30, 2022 simultaneous to the completion of our proposed public offering), issued to a significant stockholder of our company, which bears interest at a rate of 12% per annum and is subordinated to the Term Loan). On April 24, 2020, We entered into Amendment No. 4 to extend the Maturity Date of the indebtedness to April 9, 2022 and to waive any outstanding events of default. In consideration for the foregoing, the Credit Agreement was amended to include a new principal repayment schedule under the Term Loan whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020, and on the first business day of each calendar month thereafter until the Maturity Date.

The obligations of the loan parties under the Credit Agreement are secured by all of their respective assets and the loan parties pledged all of their assets as collateral for their obligations under the Credit Agreement. Additionally, our ownership interests in OmniSoft, CrowdPay and the Purchasers are pledged in favor of GACP pursuant to the Term Loan.

If, by the time our principal payments become due in 2022, we are unable to obtain sufficient financing to meet our payment obligations under the Term Loan, we will be in default under the Credit Agreement. If not cured or waived, such default under the Credit Agreement could enable GACP to declare all outstanding amounts under the Term Loan, together with accrued and unpaid interest and fees, to be due and payable. In addition, GACP could also elect to foreclose on our assets securing the Term Loan. In such event, we may not be able to refinance or repay all of our indebtedness or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration of the Term Loan could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We are subject to significant restrictive debt covenants, which limit our operating flexibility.

We are subject to restrictive debt covenants which impose significant restrictions on the manner we and our subsidiaries operate, including (but not limited to) restrictions on the ability to:

●	create certain liens;

●	incur debt and/or guarantees;

●	enter into transactions other than on arm’s-length basis;

●	pay dividends or make certain distributions or payments;

●	sell certain kinds of assets;

●	enter into any sale and leaseback transactions;

●	make certain investments or other types of restricted payments;

●	substantially change the nature of our business; and

●	effect mergers, consolidations or sale of assets.

In addition, our Credit Agreement also requires us to comply with a consolidated fixed charge coverage ratio and to maintain minimum revenue for the trailing twelve month period. Although we are currently in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. Our ongoing ability to comply with these covenants may be affected by events beyond our control and these covenants could limit our ability to finance our future operations and our ability to pursue acquisitions and other business activities.

The substantial and continuing losses, and significant operating expenses incurred in the past few years may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized.

We have limited cash resources and operating losses throughout our history. As of December 31, 2019, we had a working capital deficiency of $1,382,325, and a net loss of $1,343,412 for the year ended December 31, 2019. Our cash flow provided by operating activities for the year through December 31, 2019 was $244,868, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date our financial statements were prepared, this conclusion would not have been possible without the amendments to the Credit Agreement, cash on hand from the proceeds of a litigation settlement and close monitoring of the Company’s projected cash flow and operating expenses.

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced certain disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations, it is expected that the number of transactions and resulting revenue could be as much as 40% lower than March during the month of April. We estimate that the number of transactions will continue to decline, along with revenues, until the response to the COVID-19 pandemic allows customers to make more point of purchase transactions for merchants and more merchants provide for additional contactless and online purchase options. Based on this, the Company expects an overall decrease in revenue and cash flows from operations during 2020 as compared to 2019. As a result of these factors, the Company determined it was necessary to do a reforecast of its cash flow for 2020 and an overall analysis of market trends to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its financial statements were issued. In considering the anticipated impact of the COVID-19 pandemic response’s impact on the Company’s business, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its financial statements are issued (see summary of Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation).

If our projected results from operations for 2020 are adversely effected beyond what we anticipate, we may be required to obtain additional financing to fund operations. We may not be able to attract financing as needed, or if available, on reasonable terms as required and therefore may not be able to accomplish our business goals or repay certain of our debts. Further, the terms of any such financing may be dilutive to existing stockholders or otherwise on terms not favorable to us or existing stockholders. If we are unable to secure financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change, significantly reduce our operations or ultimately may not be able to continue our operations and there will be substantial doubt as to our ability to continue as a going concern.

We have historically relied on related parties and affiliates to finance our operations, but there is no guarantee that these parties will continue to finance our operations in the future.

To date, we have financed our operations from short-term loans from Ronny Yakov, our Chief Executive Officer and John Herzog, a significant shareholder of the Company. Additionally, Mr. Herzog has provided us with an assurance that he will provide financial support, if needed, to assist with our ongoing working capital needs through the earlier of our proposed public offering or November 2020 (other than our obligations to pay principal and interest with respect to the Excel Loan and Credit Agreement). In addition Messrs. Yakov and Herzog have indicated that, in the event that the Company does not make a required monthly payment under the Credit Agreement, Messrs. Yakov and Herzog may make an equity contribution to the Company for the sole purpose of allowing the Company to pay the monthly payment obligation of the Company under the Credit Agreement However, we cannot guarantee that Mr. Yakov or Mr. Herzog will continue to fund our operations in this manner or that they will fund any requirement monthly payments under the Credit Agreement which, if we cannot obtain additional financing or do not generate sufficient cash flow from operations, will adversely affect our operating results and financial condition.

We may be subject to liabilities arising prior to the Asset Acquisition under certain “successor liability” theories.

We acquired our business by means of a foreclosure of the relevant secured lender’s security interest in the assets in the Asset Acquisition through an auction under Article 9 of the Uniform Commercial Code. Although the general rule in the context of transactions such as the Asset Acquisition is that a purchaser of assets does not assume the seller’s liabilities, various courts have established exceptions to this general rule, including where the purchaser is a ‘mere continuation’ of the seller and there is a ‘continuity of enterprise.’ This is a highly fact specific inquiry, and there can be no assurance that any interested creditor, the United States (through the Internal Revenue Service) or state or local taxing agencies will not seek to hold us responsible for any existing liabilities at the time of the Asset Acquisition under one or more of these successor liability theories, for which we have no indemnification protection under the agreements relating to the Asset Acquisition.

In connection with our preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective at December 31, 2019. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. If we cannot remediate our current internal control finding or if we cannot maintain effective internal controls over financial reporting in the future, it could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). During the preparation of our financial statements for both 2018 and 2019, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective. Under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in our latest quarterly and annual report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our independent registered public accounting firm is not required to, and did not, issue an attestation report regarding the effectiveness of our internal control over financial reporting as of December 31, 2019, in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act.

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

If we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if required), investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development & engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other systems and solutions, and train and manage our employee base. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfilment, sales and marketing and administrative resources.

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

Our ability to integrate our acquired assets and to grow will be particularly dependent on our ability to hire, develop and retain an effective sales force and qualified technical and managerial personnel. We need software development specialists with in-depth knowledge of a blend of IT and telecommunications or with a blend of security and telecom. We intend to hire additional necessary employees, including software engineers, communication engineers, project managers, sales consultants, employees and operational employees, on a permanent basis. The competition for qualified technical sales, technical, and managerial personnel in the communications and software industry is intense in the markets where we operate, and we may not be able to hire and retain sufficient qualified personnel. In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations. Volatility in the stock market and other factors could diminish our use, and the value, of our equity awards as incentives to employees, putting us at a competitive disadvantage or forcing us to use more cash compensation.

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

Our Chief Financial Officer is currently employed on a part-time basis.

Given the size of the Company and our operational needs, we initially hired our Chief Financial Officer, Rachel Boulds, on a part-time basis. While we have discussed with Ms. Boulds the possibility of becoming our fulltime Chief Financial Officer, Ms. Boulds is currently employed on a part-time basis. In addition to her role as Chief Financial Officer, Ms. Boulds is also operating her solo accounting practice providing services for clients unrelated to the Company. While we believe that Ms. Boulds currently devotes adequate time to the Company to perform the role and duties of our Chief Financial Officer, we cannot guarantee that she will be able to continue to do so until she is with the Company on a fulltime basis. If Ms. Boulds cannot devote adequate time to our Company to fulfil her role and duties as Chief Financial Officer or if any conflicts of interest arise during this time, it could have a material adverse impact on our Company.

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

The regulatory framework for online capital formation or crowdfunding is very new. The regulations that govern the companies and broker-dealers that utilize our platform and the investors that find investment opportunities on our platform have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing this regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our platform, including our ability to communicate and work with investors, broker-dealers and the companies that use our platforms’ services. For instance over the past year, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our platform), or could increase our regulatory burden, including requiring us to register as a broker-dealer or funding portal before we choose to do so. Any such changes would have a negative impact on our business.

In the event we are required or decide to register as a broker-dealer or funding portal, our current business model could be affected.

Under our current structure, we believe we are not required to register as a broker-dealer or funding portal under federal and state laws. Further, none of our officers or our chairman has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations. However, if we were deemed by a relevant authority to be acting as a broker-dealer or a funding portal, we could be subject to a variety of penalties, including fines and rescission offers. Further, we may decide for business reasons or we may be required to register as a broker-dealer or a funding portal, which would increase our costs, especially our compliance costs. If we are required but decide not to register as a broker-dealer or act in association with a broker-dealer in our transactions or to register as a funding portal, we may not be able to continue to operate under our current business model.

We may be liable for misstatements made by issuers on our platform.

Under the Securities Act and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), issuers making offerings through our platform may be liable for including untrue statements of material facts or for omitting information that could make the statements made misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals. Even though we are not a registered funding portal, there can be no assurance that if we were sued we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business.

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

The types of offerings that we expect to be posted on our platform are relatively new in an industry that is still quickly evolving.

The principal types of offerings that are posted on our platform are pursuant to Regulation A and Regulation Crowdfunding which have only been in effect in their current form since 2015 and 2016, respectively. Our ability to penetrate the market to host these types of offerings remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

CrowdPay and its providers are vulnerable to hackers and cyber-attacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of the investors and the issuer companies that utilize our platform. Further, any significant disruption in service on our platform or in our computer systems could reduce the attractiveness of the platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyber-attacks either on our technology provider or on our company could harm our reputation and materially negatively impact our financial condition and business.

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

Our business model is dependent on investors investing in the companies presented on our platform. Investment dollars are disposable income. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions, including as a result of epidemics and pandemics, may reduce the future availability of investment dollars, which would negatively impact revenues generated by CrowdPay and possibly our ability to continue operations at CrowdPay. It is not possible to accurately predict the potential adverse impacts on us, if any, of current economic conditions on its financial condition, operating results and cash flow.

We face significant market competition.

We facilitate online capital formation. Though this is a new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and we have to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

Our revenues and profits, if any, are subject to fluctuations.

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in: number of investors and amount of investors’ dollars that utilize our platform to make investments, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

EVANCE, INC.

We are substantially dependent on our eVance business for revenue. If we are unable to maintain our eVance business for any reason (including the various reasons described in the risk factors herein) or for no reason it will have a material adverse effect on our company.

Substantially all of our revenue has been generated from our eVance business (see our financial statements and related notes included in this report for more information), though we did begin generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. While we expect to continue to build out our OmniSoft software business over the next 12 to 18 months, continue to rely more heavily on our PayFac model to generate revenue and to transition away from our reliance on our eVance business, there is no guarantee that we will be able to do so. Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. For example, as of the date of this report, the recent COVID-19 coronavirus outbreak, has impacted and may continue to impact the global economy or negatively affect various aspects of our business, including reductions in the amount of consumer spending and lending which could result in a decrease in our revenue and profits. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of COVID-19 or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

Adverse economic trends whether a result of the global COVID-19 outbreak or otherwise, will and may continue to accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

●	declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which the majority of our revenue is dependent;

●	low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may result in decreased spending by cardholders;

●	budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries;

●	emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, and adverse economic trends may be more pronounced in those emerging markets where we conduct business;

●	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;

●	uncertainty and volatility in the performance of our merchants’ businesses may make estimates of our revenues and financial performance less predictable;

●	cardholders may decrease spending for value-added services we market and sell;

●	a weakening in the economy, either do to the global COVID-19 outbreak or otherwise, has forced, and could continue to force merchants to close at higher than historical rates in part because many of them are not as well capitalized as larger organizations, which could expose us to potential credit losses and future transaction declines; and

●	government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

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

Our computer systems and our associated third parties’ computer systems could be in the future, subject to breach, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain cyber errors and omissions insurance coverage that may cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our merchant customers or otherwise conduct our business.

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

SMBs are typically more susceptible to the adverse effects of economic fluctuations (including as a result of epidemics and pandemics). Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to reduce negative impacts on our business, financial condition and results of operations.

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

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards or newly emerging alternatives such as Apple Pay, Google Pay and cryptocurrency, our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. Additionally, if market conditions lead to consumers spending less generally, for example, during an epidemic or pandemic, there will be a decline in the use of credit or debit cards. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, quality of services offered to consumers and businesses and general market conditions. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards.

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

Our OmniSoft subsidiary principally generates revenues through the sale of subscriptions to our platform and the sale of additional solutions to our merchants. Our subscription plans typically have a one-month term, although a small percentage of our merchants have annual or multi-year subscription terms. Our merchants have no obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of merchants using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these merchants. We have historically experienced merchant turnover as a result of many of our merchants being small- and medium-sized businesses, or SMBs, that are more susceptible than larger businesses to general economic conditions, including as a result of epidemics and pandemics, and other risks affecting their businesses. Many of these SMBs are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Our costs associated with subscription renewals are substantially lower than costs associated with generating revenue from new merchants or costs associated with generating sales of additional solutions to existing merchants. Therefore, if we are unable to retain merchants or if we are unable to increase revenues from existing merchants, even if such losses are offset by an increase in new merchants or an increase in other revenues, our operating results could be adversely impacted.

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

The impact of worldwide economic conditions, including as a result of epidemics and pandemics, and the resulting effect on spending by SMBs, may adversely affect our business, operating results and financial condition.

A majority of the merchants that use our platform are SMBs and many of our merchants are in the entrepreneurial stage of their development. Our performance is subject to worldwide economic conditions, which may be impacted by, among other things, epidemics and pandemics, and their impact on levels of spending by SMBs and their customers. SMBs and entrepreneurs may be disproportionately affected by economic downturns. SMBs and entrepreneurs frequently have limited budgets and may choose to allocate their spending to items other than our platform, especially in times of economic uncertainty or recessions.

Economic downturns, including as a result of epidemics and pandemics, may also adversely impact retail sales, which could result in merchants who use our platform going out of business or deciding to stop using our services in order to conserve cash. Weakening economic conditions may also adversely affect third-parties with whom we have entered into relationships and upon which we depend in order to grow our business. Uncertain and adverse economic conditions may also lead to increased refunds and chargebacks, any of which could adversely affect our business.

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

Risks Related to our Intellectual Property

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

Risks Related to our Business Generally

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

From time to time, we evaluate potential strategic acquisition or investment opportunities. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:

●	diversion of management time and focus from operating our business;

●	use of resources that are needed in other areas of our business;

●	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;

●	in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company, including potential risks to our corporate culture;

●	in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●	in the case of an acquisition, retention and integration of employees from the acquired company;

●	unforeseen costs or liabilities;

●	adverse effects to our existing business relationships with partners and merchants as a result of the acquisition or investment;

●	the possibility of adverse tax consequences; and

●	litigation or other claims arising in connection with the acquired company or investment.

In addition, we may agree to grant to a lender under a credit facility warrants. Furthermore, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities.

We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this time we have made no commitments or agreements with respect to any such transaction.

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

We currently operate our business only in the United States. We are subject to anti-corruption laws and regulations, including the FCPA, and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

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

On December 22, 2017, President Trump signed into law H.R. 1, originally known as “The Tax Cuts and Jobs Act,” which significantly revised the Internal Revenue Code of 1986, as amended. The new legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Internal Revenue Service, or the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

 On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While the Company may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any such relief.

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

Risks Related to Our Capital Stock

There is a very limited existing market for our common stock and we do not know if a more liquid market for our common stock will develop to provide you with adequate liquidity.

There has been a very limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop, or if it does develop, that will be maintained. You may not be able to sell your securities quickly or at the market price if trading in our securities is not active. In the absence of a public trading market:

●	you may not be able to liquidate your investment in our securities;

●	you may not be able to resell your securities at or above the public offering price;

●	the market price of our common stock may experience more price volatility; and

●	there may be less efficiency in carrying out your purchase and sale orders.

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders and other security holders to sell shares after this offering;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the stock of companies that are competitive to us in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on a national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

The Company may issue all or a part of its authorized but unissued shares of common stock. Any such stock issuance could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, in order to raise future capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances, if any, would dilute your percentage ownership interest in the Company, thereby having the effect of reducing your influence on matters on which stockholders vote. You may incur additional dilution if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. As a result, any such issuances or exercises would dilute your interest in the Company and the per share book value of the common stock that you owned, either of which could negatively affect the trading price of our common stock and the value of your investment.

Shares eligible for future sale may adversely affect the market for our common stock.

As of April 24, 2020, there are 40,000 warrants to purchase shares of our common stock outstanding and options to purchase 278,506 shares of our common stock outstanding. The warrants are exercisable at an exercise price of $7.50 per share and are entitled to piggy-back registration rights generally obligating us to include the shares underlying the warrants in any registration statements we file with the SEC. The stock options have a weighted average exercise price of $0.0001 per share. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, all of our current stockholders are eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholders (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided that we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of April 24, 2020, Ronny Yakov, our chief executive officer, owned or controlled approximately 64.4% of our outstanding common stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company”, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation, as amended (which we refer to as the certificate of incorporation), and bylaws, as amended (which we refer to as the bylaws), may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

●	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	provide that special meetings of stockholders may be called by a majority vote of our board of directors or at least 25% of shares held by our stockholders;

●	not provide stockholders with the ability to cumulate their votes; and

●	provide that a majority of our stockholders (over 50%) and a vote by the majority of our board may amend our bylaws.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends on our common stock offered in this transaction for the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends should not purchase our securities.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

For our corporate headquarters we currently rent shared office space at 200 Park Avenue, Suite 1700, New York, New York which can be 150 square feet or more and for which we currently pay rent of between $500-1,500 per month, inclusive of administrative services. The monthly rent that we pay has historically varied and will continue to vary based upon the time we physically utilize the office space, the size of the size we use and the cost of the office services consumed. We have the right to expand or minimize our use of the lease space in accordance with our needs. We also lease 5,000 square feet of office space in Alpharetta, GA for which we currently pay rent of approximately $9,000 per month.

Item 3. Legal Proceedings

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OLBG” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2019 and 2018, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2019, Quarter Ended:	High	Low
March 31, 2019	$8.10	$0.14
June 30, 2019	$13.50	$4.05
September 30, 2019	$12.00	$9.00
December 31, 2019	$15.00	$5.40

Fiscal Year 2018, Quarter Ended:	High	Low
March 31, 2018	$6.00	$0.20
June 30, 2018	$42.00	$4.50
September 30, 2018	$15.60	$0.20
December 31, 2018	$10.20	$3.51

At April 24, 2020 there were approximately 372 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2019 and 2018 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report and with the unaudited pro forma condensed combined financial information included in this Item 7.

Overview

We are a FinTech company and PayFac that focuses on a suite of products in the merchant services and payment facilitator verticals that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, OmniSoft, and CrowdPay, though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on our PayFac model for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

With respect to our eVance business, our merchants are currently processing over $82,000,000 in gross transactions monthly and average approximately 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the United States with no concentration of industries or merchants.

A summary of gross transactions processed by our merchants is presented below:

	Aggregate Dollar Amount of Transactions	Number of Transactions
2018(1)	$937,857,730	23,328,466
2019	$726,804,840	16,624,445

(1)	Includes $260,437,126 in aggregate transaction volume and 4,329,669 of transactions which occurred prior to our acquisition of substantially all of the assets of Excel in April 2018. Due to the lack of a sales team, attrition has outpaced new monthly sales.

We have finalized the integration of all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM. Final integration was finish during the first quarter of 2020. SecurePay.comTM, is currently used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions (though our revenue from these transactions is limited). In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This will provide the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the year ended December 31, 2019, we had total revenue of $10,291,524 compared to $9,019,876 of revenue for the year ended December 31, 2018. The increase in revenue during the period is the result of the recognition of revenue related to the Asset Acquisition for the full year in 2019. We earned $10,177,931 in transaction and processing fees, $88,797 in merchant equipment sales and $24,796 in other revenue from our insurance subscription program during the current period, compared to $8,863,008 in transaction and processing fees, $35,756 in merchant equipment sales and $121,112 in other revenue during the prior year. On a pro forma basis inclusive of the Asset Acquisition, our revenue for the year ended December 31, 2018 was $12,194,415. Our 2019 total revenue was less than pro forma revenue for the same period due primarily to merchant attrition.

For the year ended December 31, 2019, we had processing and servicing costs of $6,723,666 compared to $5,992,619 of processing and servicing costs for the year ended December 31, 2018. Processing and servicing costs increased by $731,047, or 12%, for the year ended December 31, 2019, primarily due to an increase in transactions processed and an increase in equipment sold. In addition, the increase in processing and servicing costs during the period is the result of the recognition of the costs related to the Asset Acquisition for the full year in 2019. During the period from January 1, 2018 through April 8, 2018, Excel had processing and servicing costs of $1,748,141. On a pro forma basis, inclusive of the Asset Acquisition, our processing and servicing costs for the year ended December 31, 2018 were $7,740,760. The decrease in processing and servicing costs from the year ended December 31, 2018 on a pro forma basis compared to the year ended December 31, 2019 is due to our lack of a sales team resulting in lower sales and the fact that we did not have a customer retention program in place to replace lost merchants and regain new merchants.

For the year ended December 31, 2019, we had amortization expense of $812,857 compared to $541,904 amortization expense for the same period in 2018, an increase of $270,953 or 50%. The increase in amortization expense for the year ended December 31, 2019 is the result of the recognition of amortization expense associated with the Asset Acquisition for the full year in 2019 as compared to only from April 9, 2018 through December 31, 2018 for year ended December 31, 2018. During the period from January 1, 2018 through April 8, 2018, Excel had amortization expense of $90,739. On a pro forma basis inclusive of the Asset Acquisition, we had amortization expense $812,857 for the year ended December 31, 2018.

For the year ended December 31, 2019, we had salary and wage expense of $1,490,762 compared to $1,401,192 for the same period in 2018, an increase of $89,570 or 6%. The increase of salary and wage expense during the period is the result of recognition of expenses following the Asset Acquisition for the full year in 2019 compared to only April 9, 2018 through December 31, 2018 in 2018.. During the period from January 1, 2018 through April 8, 2018, Excel had salary and wage expense of $374,345. On a pro forma basis, inclusive of the Asset Acquisition, our salary and wage expense was $1,775,537 for the year ended December 31, 2018. On a pro forma basis salary and wage expense decreased in the current period due to the decrease in our sales force, and other personnel.

For the year ended December 31, 2019, our outside commission expense was $115,584 compared to $181,510 for the year ended December 31, 2018, a decrease of $65,926 or 36%. Outside commission expense decreased in the current period due to the decrease in sales activity and outside service providers. During the period from January 1, 2018 through April 8, 2018, Excel had outside commission expense of $508,296. On a pro forma basis, inclusive of the Asset Acquisition, our outside commission expense for the year ended December 31, 2018 was $689,806. On a pro forma basis outside commission expense also decreased due to the decrease in sales activity and outside service providers.

For the year ended December 31, 2019, we had General and Administrative (“G&A”) expenses of $1,417,518 compared to $1,435,717 for the year ended December 31, 2018. The decrease in the current year can be attributed to a decrease in audit fees. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. During the period from January 1, 2018 through April 8, 2018, Excel had G&A expense of $367,524. On a pro forma basis, inclusive of the Asset Acquisition, our G&A expense for the year ended December 31, 2018 was $1,299,897.

For the year ended December 31, 2019, we incurred $1,249,154 of interest expense compared to $883,316 for the same period in 2018. Interest expense has increased due to the additional debt incurred in April 2018 in connection with the Asset Acquisition and the increased balances on our related party debt. For the year ended December 31, 2019 we had a gain on settlement of debt of $172,390 recognized from performance obligations satisfied (or partially satisfied) in previous periods in connection with a legal settlement. In 2018 we also had a $16,039 gain on forgiveness of debt and $6,799 of interest income. During the period from January 1, 2018 through April 8, 2018, Excel had interest expense of $832,564. On a pro forma basis inclusive of the Asset Acquisition, our interest expense was $1,189,566 for the year ended December 31, 2018.

Our net loss for the year ended December 31, 2019, was $1,343,412 compared to $1,393,544 for the same period in 2018. Our decrease in net loss is the result of our increased revenue. During the period from January 1, 2018 through April 8, 2018, Excel had a net loss of $746,162. On a pro forma basis inclusive of the Asset Acquisition, our net loss was $1,290,262 for the year ended December 31, 2018.

Trends and Uncertainties

The Company’s financial condition and results of operations for the next fiscal year 2020 may be adversely affected by the recent COVID-19 outbreak.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, are currently experiencing significant impact of the coronavirus outbreak in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope of this pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19 during 2020 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

The Company has already experienced certain disruptions to its business and disruptions for the Company’s customers and merchants that may materially affect the number of transactions processed by the Company. Similarly, the response to the COVID-19 pandemic could have a long-term impact on the Company’s customers and/or merchants during and after 2020 which could reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2020 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2020 and beyond.

Liquidity and Capital Resources

Changes in Cash Flows

For the year ended December 31, 2019, $244,868 in cash was provided by operating activities, which included our net loss offset by $842,149 for amortization and depreciation expense, $265,050 for stock-based compensation, an increase to accounts receivable of $73,294 and an increase to related party accruals of $372,014. During the period from April 9, 2018 through December 31, 2018, $131,092 in cash was used by operating activities, which included our net loss offset by $582,559 for amortization and depreciation expense, $185,963 for stock-based compensation, a decrease to accounts receivable of $63,869 and an increase to related party accruals of $239,310.

For the year ended December 31, 2019, no cash was used for investing activities. During the period from April 9, 2018 through December 31, 2018, $217,678 in cash was provided by investing activities, $174,967 of which was proceeds from a note receivable and $42,711 of cash received from the asset acquisition.

For the year ended December 31, 2019, $151,616 in cash was provided by financing activities. We received $361,467 from related party loans which was offset by $210,305 of deferred offering costs. During the period from April 9, 2018 through December 31, 2018, $25,000 in cash was provided by financing activities. We received $3,055,000 from related parties, $30,000 of which was repaid, and we repaid $3,000,000 of a note payable. There were no financing activities for the period from January 1, 2018 through April 7, 2018.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash of $507,616 and a working capital deficit of $1,382,325. For the year ended December 31, 2019, the Company’s net loss was $1,343,412. As a result of the Company’s operating cash flows and working capital needs, which required it to obtain loans from a related party, at December 31, 2019 the Company was not in compliance with certain financial covenants required by the Credit Agreement.

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced certain disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations, it is expected that the number of transactions and resulting revenue could be as much as 40% lower than March during the month of April. We estimate that the number of transactions will continue to decline, along with revenues, until the response to the COVID-19 pandemic allows customers to make more point of purchase transactions for merchants and more merchants provide for additional contactless and online purchase options. Based on this, the Company expects an overall decrease in revenue and cash flows from operations during the remainder of 2020 as compared to 2019. As a result of these factors, the Company determined it was necessary to take certain corporate actions in connection with its overall analysis to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its financial statements were issued.

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of the indebtedness to April 9, 2022 and to waive any outstanding events of default. In consideration for the foregoing, the Credit Agreement was amended to include a new principal repayment schedule under the note whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020, and on the first business day of each calendar month thereafter until the required balloon payment on April 9, 2022. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement. In addition, included in the working capital deficit described above as of December 31, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $993,458, which he has agreed to defer receiving payment until December 31, 2022. The Company also believes that it has reduced operating expenses sufficiently during 2019 allowing it to maintain its ongoing operations despite the anticipated decrease in revenues during 2020. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its financial statements are issued.

As mentioned above, in the event that the response to the pandemic results in a greater than anticipated reduction in processing transaction volume or revenue or expenses are otherwise do not meet our expectations, the Company can further reduce or defer expenses. More specifically, the Company could (a) implement certain discretionary cost reduction initiatives relating to our spend on employee travel and entertainment, consulting costs and marketing expenses, (b) negotiate additional deferred salary arrangements with Mr. Yakov or other employees, (c) furlough employees or reduce headcount, (d) negotiate extensions of payments of rent and utilities, or (e) enter in or to additional short term loans with Mr. Yakov whereby certain of our expenses as they come due continue to be paid by him and not immediately reimbursed as a normal business expense. In addition, on December 10, 2019, Mr. John Herzog, a related party and significant stockholder, provided a letter to the Company whereby he addressed his prior commitments to provide financial assistance to the Company and agreed to assist with our ongoing working capital needs, upon request through the earlier of (a) the closing of a potential public offering of the Company’s common stock and warrants or (b) November 2020 (other than our obligations to pay principal or interest with respect to the Credit Agreement). Other than with respect to our long-term debt, there are no other limitations or restrictions to the amount of working capital funding that may be provided by Mr. Herzog. In the event that we deem it necessary to request an advance from Mr. Herzog, we expect to negotiate the terms of such advance at that time. Mr. Herzog has committed to not terminate this commitment during its term, but we do not believe that we have recourse in the event that such commitment is terminated.

Finally, the Company has applied for a Paycheck Protection Program loan for approximately $225,000 under the CARES Act and it is planning a public offering of its Common Stock during 2020. Although proceeds from either not assured, additional working capital would be available from both initiatives if the Company were successful in obtaining capital from either source.

Additional Information Regarding Our Credit Agreement

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

With respect to its senior debt, the Company is required to maintain the following financial covenants in order to avoid an event of default: (1) a Fixed Charge Coverage Ratio not be less than 1.20:1.00, measured in each case on a trailing twelve month basis and (2) net revenue of the Company shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000. on a trailing twelve-month basis. The Fixed Charge Coverage Ratio is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Unaudited Pro Forma Condensed Combined Financial Information for the Year Ended December 31, 2018

The following unaudited pro forma condensed combined financial information is based on the historical financial statements of the Company and Excel after entering into an agreement on April 9, 2018 whereby the Company agreed to acquire the net assets of Excel. The notes to the unaudited pro forma condensed combined financial information describe the reclassifications and adjustments to the financial information presented.

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2018 is presented as if the acquisition of Excel had occurred at the beginning of the year presented.

The unaudited pro forma condensed combined financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial position that the Company would have reported had the Excel acquisition been completed as of the dates presented and should not be taken as a representation of the Company’s future consolidated results of operation or financial position.

The unaudited pro forma condensed combined financial statements do not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma condensed combined financial data also do not include any integration costs, cost overlap or estimated future transaction costs, except for fixed contractual transaction costs that the companies expect to incur as a result of the acquisition.

The historical financial information has been adjusted to give effect to events that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the results of the combined company. The adjustments that are included in the following unaudited pro forma condensed combined financial statements are described in Note 3 below, which includes the numbered notes that are marked in those financial statements.

Unaudited Pro Forma Condensed Combined Statement of Operations For the Year Ended December 31, 2018

	The OLB Group, Inc.	Excel Corporation
	For the Year ended December 31, 2018	For the period from January 1, 2018 to April 8, 2018	Pro Forma Adjustments	Ref	Pro Forma Combined
Revenue
Transaction and processing fees	$8,863,008	$3,164,949	$—		$12,027,957
Merchant equipment sales and other	35,756	9,590	—		45,346
Other revenue	121,112	—	—		121,112
Total revenue	9,019,876	3,174,539			12,194,415

Operating Expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,992,619	1,748,141	—		7,740,760
Amortization expense	541,904	90,739	180,214	(1)	812,857
Salaries and wages	1,401,192	374,345	—		1,775,537
Outside commissions	181,510	508,296	—		689,806
General and administrative expenses	1,435,717	367,524	(503,344)	(2)	1,299,897
Total operating expenses	9,552,942	3,089,045	(323,130)		12,318,857
Income (loss) from operations	(533,066)	85,494	323,130		(124,442)

Other Expense:
Interest expense	(800,467)	(832,564)	526,314	(3)	(1,106,717)
Interest expense, related party	(82,849)	—	—		(82,849)
Gain on settlement of payables	16,039	—	—		16,039
Other	6,799	908	—		7,707
Total other expense	(860,478)	(831,656)	526,314		(1,165,820)
Net loss	$(1,393,544)	$(746,162)	$849,444		$(1,290,262)
Net loss per common share, basic and diluted	$(0.26)				$(0.24)
Weighted average number of common shares outstanding, basic and diluted	5,411,446				5,411,446

NOTE 1 — BASIS OF PRO FORMA PRESENTATION

The unaudited pro forma condensed statement of operations for the year ended December 31, 2018, is based on the historical financial statements of the Company and Excel as of December 31, 2018 after giving effect to the Company’s acquisition of Excel that was consummated on April 9, 2018 and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial information.

The unaudited pro forma condensed combined financial information should be read in conjunction with the historical consolidated financial statements and accompanying notes of the Company for the years ended December 31, 2018 and December 31, 2019.

Defined terms utilized in these notes to the unaudited pro forma condensed combined financial statements are specific to these notes and should not be attributed to any other portion of this report.

NOTE 2 — ACQUISITION OF EXCEL

On April 9, 2018, Securus365, Inc., a Delaware corporation (“Securus”), eVance Capital, Inc., a Delaware corporation (“eVance Capital”), and eVance Inc., a Delaware corporation (“eVance”, and collectively with Securus and eVance Capital, the “Purchasers”), each of which Purchaser is a newly formed wholly-owned subsidiary of The OLB Group, Inc., a Delaware corporation (the “Company”), entered into a Memorandum of Sale (the “Memorandum of Sale”) by and among the Purchasers and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), acting solely in its capacity as administrative agent and collateral agent to certain secured lenders of the Debtors (as defined below), pursuant to which the Purchasers acquired substantially all of the assets of the Debtors (the “Asset Acquisition”) through a foreclosure sale arranged by GACP under the Uniform Commercial Code of the State of New York (“UCC”) of the collateral of Excel Corporation (“Excel”) and its subsidiaries, Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (Excel and such subsidiaries, collectively, the “Debtors”) under the Loan and Security Agreement, dated as of November 2, 2016, by and among GACP, the lenders thereunder and the Debtors, and related loan documents, as amended (the “Excel Loan and Security Agreement”).

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

The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing amount financed	$12,500,000

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:
Tangible assets acquired	$1,237,892
Liabilities assumed	(286,108)
Net tangible assets	951,784
Goodwill and other intangibles	11,548,216
Total purchase price	$12,500,000

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired a portion of the cost of the acquired net assets equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired net assets over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

NOTE 3 — PRO FORMA ADJUSTMENTS

The following pro forma adjustments are included in the Company’s unaudited pro forma condensed combined financial information:

(1)	Adjustment to give effect to the increase in amortization expense for the period as a result of the Company’s capitalization of intangible assets in connection with the Acquisition.

(2)	Adjustment to give effect to one-time fees associated with the Acquisition. One-time fees consists of legal ($328,879), accounting and audit ($80,090) and other professional fees ($94,375) specifically related to the activities associated with the Acquisition.

(3)	Adjustment to decrease interest expense as a result of the note entered into between the Company and GACP in connection with the Acquisition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The OLB Group, Inc.

December 31, 2019 and 2018 Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The OLB Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

April 29, 2020

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

Emphasis of a Matter

As discussed in Notes 1 to the consolidated financial statements the Company was in default on its note payable. In 2018, the secured noteholder foreclosed on the note and exercised its post-default remedies under the loan and security agreement by conducting a public auction of all of the Company’s assets on April 9, 2018, in accordance with the UCC, at which time the Company ceased operations.

 We have served as the Company's auditor since 2018.

/s/ Liggett & Webb P.A.

New York, New York April 18, 2019

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$507,616	$111,586
Accounts receivable, net	479,404	406,110
Prepaid expenses	16,706	21,135
Other current assets	108,278	8,278
Total Current Assets	1,112,004	547,109

Other Assets:
Property and equipment, net	36,653	65,945
Intangible assets, net	3,335,239	4,148,096
Deferred offering costs	210,305	-
Goodwill	6,858,216	6,858,216
Other long-term assets	316,512	379,908
TOTAL ASSETS	$11,868,929	$11,999,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$592,853	$467,526
Accrued expenses – related party	1,012,023	640,009
Accrued expenses	73,625	73,625
Other accrued liabilities	4,767	15,152
Deferred revenue	99,594	-
Note payable – current portion	325,000	-
Note payable – related party - current portion	386,467	25,000
Total Current Liabilities	2,494,329	1,221,312
Long Term Liabilities:
Note payable, net	9,175,000	9,500,000
Notes payable – related parties	3,000,000	3,000,000
Total Liabilities	14,669,329	13,721,312

Commitments and contingencies (Note 14)	-	-

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 5,411,905 and 5,411,905 shares issued and outstanding, respectively	541	541
Additional paid-in capital	16,050,938	15,785,888
Accumulated deficit	(18,851,879)	(17,508,467)
Total Stockholders’ Deficit	(2,800,400)	(1,722,038)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,868,929	$11,999,274

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,		For the period ended April 8, 2018
	2019	2018(1)	(Predecessor)

Revenue:
Transaction and processing fees	$10,177,931	$8,863,008	$3,164,949
Merchant equipment sales and other	88,797	35,756	9,590
Other revenue	24,796	121,112	-
Total revenue	10,291,524	9,019,876	3,174,539

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	6,723,666	5,992,619	1,748,141
Amortization expense	812,857	541,904	90,739
Salaries and wages	1,490,762	1,401,192	374,345
Outside commissions	115,584	181,510	508,296
General and administrative expenses	1,417,518	1,435,717	367,524
Total operating expenses	10,560,387	9,552,942	3,089,045

(Loss) income from operations	(268,863)	(533,066)	85,494

Other Income (Expense):
Interest expense	(866,875)	(800,467)	(832,564)
Interest expense, related party	(382,279)	(82,849)	-
Gain from settlement	172,390	-	-
Gain on settlement of payables	-	16,039	-
Other	2,215	6,799	908
Total other expense	(1,074,549)	(860,478)	(831,656)

Net Loss	$(1,343,412)	$(1,393,544)	$(746,162)

Net loss per share, basic and diluted	$(0.25)	$(0.26)

Weighted average shares outstanding, basic and diluted	5,452,626	5,411,446

(1)	Includes the consolidated results from operations of OLB, CrowdPay and Omnisoft from January 1, 2018 through December 31, 2018 and the net assets acquired from GACP from April 9, 2018 through December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 2019 and 2018

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2018	5,411,072	$541	$15,592,265	$(16,114,923)	$(522,117)
Common stock issued for services	833	-	3,750	-	3,750
Warrants issued as non-cash interest	-	-	7,660	-	7,660
Stock based compensation	-	-	182,213	-	182,213
Net loss	-	-	-	(1,393,544)	(1,393,544)
Balance at December 31, 2018	5,411,905	541	15,785,888	(17,508,467)	(1,722,038)
Stock based compensation	-	-	265,050	-	265,050
Net loss	-	-	-	(1,343,412)	(1,343,412)
Balance at December 31, 2019	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		For the period ended April 8, 2018
	2019	2018(1)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,343,412)	$(1,393,544)	$(746,162)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operations:
Depreciation and amortization	842,149	582,559	109,225
Paid in kind interest	-	-	275,369
Stock based compensation	265,050	185,963	-
Non-cash interest expense	-	7,660	-
Gain on settlement of payables	-	(16,039)	-
Bad debt expense	-	38,113	-
Changes in assets and liabilities:
Accounts receivable	(73,294)	63,869	99,190
Prepaid expenses	4,429	63,810	35,445
Other current assets	(100,000)	(8,278)	(298)
Other long-term assets	63,396	(26,576	6,775
Accounts payable	125,327	149,161	(219,888)
Accrued expenses – related party	372,014	239,310	(3,156)
Other accrued liabilities	(10,385)	(17,100)	63,905
Deferred revenue	99,594	-	-
Other long-term liabilities	-	-	(2,511)
Net Cash Provided by (Used in) Operating Activities	244,868	(131,092)	(382,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(6,274)
Proceeds from note receivable	-	174,967	182,362
Cash received in business combination	-	42,711	-
Net Cash provided by Investing Activities	-	217,678	176,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	361,467	3,055,000	-
Payment on notes payable – related parties	-	(30,000)	-
Payment of deferred offering costs	(210,305)	-	-
Payment on notes payable	-	(3,000,000)	-
Net Cash provided by Financing Activities	151,162	25,000	-

Net Change in Cash	396,030	111,586	(206,018)
Cash – Beginning of Period	111,586	-	225,227
Cash – End of Period	$507,616	$111,586	$19,209

Cash Paid For:
Interest	$876,875	$728,000	$458,812
Income taxes	$-	$-	$-

(1)	Includes the consolidated results from operations of OLB, CrowdPay and Omnisoft from January 1, 2018 through December 31, 2018 and the net assets acquired from GACP from April 9, 2018 through December 31, 2018.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed in the business combination during the year ended December 31, 2018 further described in Note 1 are shown below:

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

For the Years Ended December 31, 2019 and 2018

NOTE 1 — BACKGROUND AND RECENT ACQUISITIONS

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

OmniSoft.io, Inc. (“OmniSoft”) operates a software platform for small merchants The Omnicommerce applications work on an iPad, mobile device and the web and allows you to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been insignificant when compared to the overall business.

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

Common Control Mergers

Effective May 9, 2018, the Company entered into a share exchange agreement with CrowdPay for which the Company issued 2,916,667 shares of common stock for all of the authorized stock of CrowdPay. CrowdPay became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of CrowdPay and as a result this transaction was accounted for as a common control merger. See Note 7.

Effective May 9, 2018, the Company entered into a share exchange agreement with OmniSoft, Inc., a Delaware corporation for which the Company issued 1,833,333 shares of common stock for all of the authorized stock of OmniSoft. OmniSoft became a wholly owned subsidiary of OLB. The Company’s two majority stockholders were the two stockholders of OmniSoft and as a result this transaction was accounted for as a common control merger. See Note 7.

Reverse Stock Split

On November 12, 2019, the Company effected a one-for-thirty reverse stock split of its common stock (the “Reverse Split”). All shares, options and warrants throughout these consolidated financial statements and Annual Report on Form 10-K have been retroactively restated to reflect the Reverse Split.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, valuation allowances for income taxes, stock-based compensation and estimates made for business combinations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, and OMNISOFT. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of $38,113 as of both December 31, 2019 and 2018, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. For the years ended December 31, 2019 and 2018, we had losses related to chargebacks of $111,482 and $0, respectively.

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

Impairment of Long-Lived Assets

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill and determined there was no impairment as of at December 31, 2019 and 2018.

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

We account for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the year ended December 31, 2019 and 2018 does not include warrants to acquire 40,000 shares of common stock. The weighted average number of common shares for the year ended December 31, 2019 and 2018 does not include 223,249 and 269,617 options, respectively, to purchase common stock because of their anti-dilutive effect.

Revenue Recognition and Cost of Revenues

Prior to the adoption of ASC 606, in 2018 the Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2019 using the modified retrospective transition approach applied to all contracts. Therefore, the reported results for the years ended December 31, 2019 reflect the application of ASC 606. There were no cumulative impacts that were made. The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

Transaction and processing fees

Fees for the Company’s transaction and processing arrangements are typically billed and paid on a monthly basis. The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar, volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. These merchant services represents a single performance obligation satisfied over time and that the same measure of progress should be used to measure the Company’s progress toward complete satisfaction of the performance obligation. The Company will recognize revenue on a monthly basis as the services are transferred to the customer in short daily increments that qualify for series guidance as the best measure of the transfer of control.

In wholesale contracts, the Company recognizes transaction and processing fees on a gross basis as the Company is the principal in the merchant services. The Company has concluded it is the principal because it has a direct contractual relationship with the merchant, is primarily responsible for the delivery of services to the merchants, including performing underwriting, has discretion in setting prices, and bears risk of chargebacks and other merchant losses. The Company also has the unilateral ability to accept or reject a transaction based on criteria established by the Company. As the principal, the Company records the full discount charged to the merchant as revenue and the related interchange and other processing fees within cost of revenues.

In retail contracts, the Company is not responsible for merchant underwriting, has no chargeback liability and has no or limited contractual relationship with the merchant. As such, the Company records the net amount it receives from the processor, after interchange and other interchange and other processing fees, as revenue.

Merchant equipment sales and other

The Company generates revenue through the sale and rental of merchant equipment. The Company satisfies its performance obligation upon delivery of equipment to merchants and recognizes revenue at a point in time. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices customers upon delivery of the equipment to merchants, and payments from such customers are due upon invoicing. The Company offers hardware installment sales to customers with terms ranging from three to forty-eight months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue separate from hardware revenue, within subscription and services-based revenue, over the terms of the arrangement with the customer. Pursuant to practical expedients afforded under ASC 606, the Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

Deferred Revenue

From time to time the Company may launch new products or services to its merchants. In the event step 1 under ASC 606 is not met, the Company will record deferred revenue upon receipt of the payment by the customer. In November 2019, the Company began billing existing merchants for its cloud-based omni-channels software, ShopFast. Merchants are billed monthly with the ability to opt out and receive a refund for up to 30 days after they are billed. Due to the lack of historical data related to these services, customer activity and the associated billings and refunds, $99,594 has been recorded as deferred revenue as of December 31, 2019.

During the year ended December 31, 2019, $223,670 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods in connection with a legal settlement.

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source

December 31, 2019
Revenue from contracts with customers:
Wholesale contracts	$6,202,083
Retail contracts	$2,689,506
Other transaction and processing fees	$1,399,935
Total transaction and processing fees	$10,291,524

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported.

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

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Subsequent Events

Management evaluates events that have occurred after the balance sheet date and through the date the financial statements are issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, except as described in Note 16 Subsequent Events.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its consolidated financial statement and disclosures.

Recently Adopted Accounting Standards

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

NOTE 3 — LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, the Company had cash of $507,616 and a working capital deficit of $1,382,325. For the year ended December 31, 2019, the Company’s net loss was $1,343,412. As a result of the Company’s operating cash flows and working capital needs, which required it to obtain loans from a related party, at December 31, 2019 the Company was not in compliance with certain financial covenants required by the Credit Agreement.

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced certain disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations, it is expected that the number of transactions and resulting revenue could be as much as 40% lower than March during the month of April. We estimate that the number of transactions will continue to decline, along with revenues, until the response to the COVID-19 pandemic allows customers to make more point of purchase transactions for merchants and more merchants provide for additional contactless and online purchase options. Based on this, the Company expects an overall decrease in revenue and cash flows from operations during the remainder of 2020 as compared to 2019. As a result of these factors, the Company determined it was necessary to take certain corporate actions in connection with its overall analysis to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its financial statements were issued.

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of the indebtedness to April 9, 2022 and to waive any outstanding events of default. In consideration for the foregoing, the Credit Agreement was amended to include a new principal repayment schedule under the note whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020, and on the first business day of each calendar month thereafter until the required balloon payment on April 9, 2022. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement. In addition, included in the working capital deficit described above as of December 31, 2019 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $993,458, which he has agreed to defer receiving payment until December 31, 2022. The Company also believes that it has reduced operating expenses sufficiently during 2019 allowing it to maintain its ongoing operations despite the anticipated decrease in revenues during 2020. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its financial statements are issued.

As mentioned above, in the event that the response to the pandemic results in a greater than anticipated reduction in processing transaction volume or revenue or expenses are otherwise do not meet our expectations, the Company can further reduce or defer expenses. More specifically, the Company could (a) implement certain discretionary cost reduction initiatives relating to our spend on employee travel and entertainment, consulting costs and marketing expenses, (b) negotiate additional deferred salary arrangements with Mr. Yakov or other employees, (c) furlough employees or reduce headcount, (d) negotiate extensions of payments of rent and utilities, or (e) enter in or to additional short term loans with Mr. Yakov whereby certain of our expenses as they come due continue to be paid by him and not immediately reimbursed as a normal business expense. In addition, on December 10, 2019, Mr. John Herzog, a related party and significant stockholder, provided a letter to the Company whereby he addressed his prior commitments to provide financial assistance to the Company and agreed to assist with our ongoing working capital needs, upon request through the earlier of (a) the closing of a potential public offering of the Company’s common stock and warrants or (b) November 2020 (other than our obligations to pay principal or interest with respect to the Credit Agreement). Other than with respect to our long-term debt, there are no other limitations or restrictions to the amount of working capital funding that may be provided by Mr. Herzog. In the event that we deem it necessary to request an advance from Mr. Herzog, we expect to negotiate the terms of such advance at that time. Mr. Herzog has committed to not terminate this commitment during its term, but we do not believe that we have recourse in the event that such commitment is terminated.

Finally, the Company has applied for a Paycheck Protection Program loan for approximately $225,000 under the CARES Act and it is planning a public offering of its Common Stock during 2020. Although proceeds from either not assured, additional working capital would be available from both initiatives if the Company were successful in obtaining capital from either source.

Additional Information Regarding Our Credit Agreement

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

With respect to its senior debt, the Company is required to maintain the following financial covenants in order to avoid an event of default: (1) a Fixed Charge Coverage Ratio not be less than 1.20:1.00, measured in each case on a trailing twelve month basis and (2) net revenue of the Company shall not be less than $9,000,000 until June 30, 2021 and $10,000,000 from and after July 1, 2021, on a trailing twelve-month basis. The Fixed Charge Coverage Ratio is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2019	2018
Furniture and Fixtures	$14,895	$14,895
Office Equipment	73,205	73,205
Leasehold improvements	6,208	6,208
Computer Software	12,292	12,292
	106,600	106,600
Accumulated depreciation	(69,947)	(40,655)
Property and equipment, net	$36,653	$65,945

Depreciation expense was $29,292 and $40,655 for the years ended December 31, 2019 and 2018, respectively. As it pertains to the predecessor, for the period from January 1, 2018 through April 8, 2018, depreciation expense was $18,486.

NOTE 5 — INTANGIBLE ASSETS

Other assets consist of the following as of:

	December 31
	2019	2018
Merchant Portfolios	$2,190,000	$2,190,000
Less Accumulated Amortization	(854,761)	(208,571)
Net residual portfolios	$1,335,239	$1,981,429

	December 31
	2019	2018
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(500,000)	(333,333)
Net trade name	$2,000,000	$2,166,667

Amortization expense amounted to $812,857 and $541,904 for the years ended December 31, 2019 and 2018. The predecessor’s amortization expense for the period from January 1, 2018 to April 8, 2018 was $90,739.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2020	$812,857
2021	$812,857
2022	$812,857
2023	$479,524
2024	$312,857
Thereafter	$104,287
Total	$3,335,239

The weighted average remaining useful life of amortizing intangible assets was 5 years at December 31, 2019.

NOTE 6 — BUSINESS COMBINATIONS

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

Unaudited pro forma results of operations for the years ended December 31, 2018, as if the Company and its subsidiaries had been combined on January 1, 2018, follow. The pro forma results include estimates and assumptions which management believes are reasonable. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the date indicated, or which may result in the future. The unaudited pro forma results of operations are as follows:

2018
Revenues	$12,194,415
Operating loss	$(124,442)
Net loss	$(1,290,262)
Net loss per share – basic and diluted	$(0.24)

NOTE 7 — COMMON CONTROL MERGERS

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

NOTE 8 — NOTES PAYABLE

In order to finance the Asset Acquisition, GACP, as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder, provided a term loan of $12,500,000 (the “Term Loan”) to the Purchasers, Omnisoft, and CrowdPay, each of Omnisoft and Crowdpay being affiliates of the Company’s majority stockholder (collectively, the “Borrowers”), which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”), dated as of April 9, 2018, by and among the Loan Parties, the lenders from time to time party thereto as lenders (the “Lenders”) and the Agent.

The Term Loan matures in full on April 9, 2022, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan must be repaid on or prior to July 15, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 (in each case subject to earlier repayment under certain circumstances, including if a Loan Party consummates an equity financing), $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter, with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full within thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

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

On July 30, 2018, the Company entered into Amendment No. 1 to the Loan and Security Agreement (the “Amendment”) amending that certain Loan and Security Agreement, dated as of April 9, 2018 (the “Original Credit Agreement,” by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., Omnisoft and CrowdPay as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) under the Original Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2017 and 2018, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with the Amendment such that the Company could make the initial payment under the terms of the Amendment and Original Credit Agreement, and permitted the Note to be repaid either from the sale of the Note Collateral Shares or at any time after the second payment under the Amendment and Original Credit Agreement. The Company borrowed $1,000,000 from a related party (Note 11) in order to make its first scheduled payment.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 10) in order to make its second scheduled payment.

On February 5, 2019, the Company entered into Amendment No. 3 to Loan and Security Agreement (the “Amendment No. 3”) amending the Original Credit Agreement as the same was amended by the Amendment (the “Original Credit Agreement,” and as amended, by the Amendment and Amendment No. 3 the “Credit Agreement”), by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., Omnisoft and CrowdPay, as borrowers, and the Company, as parent guarantor. Pursuant to the Amendment No. 3, among other things, the lenders waived the Company’s existing default under the Original Credit Agreement for its failure to comply with certain financial covenants set forth in the Original Credit Agreement and the parties amended the terms of the financial covenants that the Company must comply with. The Company is required to maintain a Fixed Charge Coverage Ratio of (x) not less than 1.10:1.00 and (y) on or after the end of the first full fiscal month ended January 31, 2020, the Fixed Charge Coverage Ratio shall not be less than 1.20:1.00, measured in each case on a trailing twelve month and Consolidated Net Revenue shall not be less than $10,000,000.

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of our indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of our indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s existing default under the Original Credit Agreement from the date the default occurred until the date of Amendment No. 4. These defaults were: (i) failure to to notify the Agent that one or more of the Loan Parties received proceeds from litigation above $99,999.99 and use the proceeds to make a prepayment of the Loans), (ii) one or more of the Loan Parties incurred indebtedness in an aggregate amount of $386,467 during fiscal year 2019 as a result of not reimbursing business expenses paid by Mr. Yakov in the ordinary course, which indebtedness is not permitted under Section 5.23(f) of the Credit Agreement (“Debt Default”) and (iii) Lender has not received financial statements and covenant compliance certificate of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue for any rolling 12 month period shall not be less than $9,000,000 until June 30, 2021 and $10,000,000 from and after July 1, 2021.

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms. Total interest expense for the GACP loan incurred during the year ended December 31, 2019 was $866,875, $73,625 of which is accrued as of December 31, 2019. Total interest expense incurred during the year ended December 31, 2018 was $791,625, $73,625 of which was accrued as of December 31, 2018.

NOTE 9 — WARRANTS

Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company issued to GACP a Warrant to purchase 40,000 shares of common stock of the Company at an exercise price of $7.50 per share, subject to adjustment as set forth in the Warrant. The Warrant is exercisable by GACP at any time from the Issuance Date until the later of (i) the third (3rd) anniversary of the Issuance Date and (ii) the date on which all obligations under the Credit Agreement have been satisfied in full. The Warrant may be redeemed for $0.003 per Warrant Share, at the sole discretion of the Company, at any time after the six (6) month anniversary of the Issuance Date if the closing sales price of the Company’s common stock equals or exceeds $150.00 per share on each of the 20 trading days within any 30 day trading day period ending on the third (3rd) trading day prior to the date on which the Company provides a notice of redemption. GACP has certain piggy-back registration rights as set forth in the Warrant with respect to the Warrant Shares to be issued upon exercise of the Warrant. After the six (6) month anniversary of the Issuance Date, GACP can exercise the Warrant using a “cashless exercise” feature to the extent that GACP exercises the Warrant for a number of Warrant Shares in excess of the number Warrant Shares that have been registered for resale under U.S. securities laws.

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

The warrants have an exercise price of $7.50 and expire in three years. The aggregate fair value of the warrants, which was charged to interest expense, totaled $7,660 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $7.50, 2.28% risk free rate, 114.11% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Range of Exercise Prices	Number Outstanding 12/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.50	40,000	1.27 years	$7.50

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2019, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 10 — STOCK OPTIONS

On April 10, 2018, the Company entered into an employment agreement with its VP of Finance pursuant to which he was granted 265,172 common stock options. The grant shall vest at the rate of 1/5 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.003 and expire in three years after each vest date. The aggregate fair value of the options totalled $1,192,535 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.003, 2.43% risk free rate, 123.7% volatility and expected life of the options of 5 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

On January 1, 2018, pursuant to the terms on the employment agreement with Mr. Yakov he was granted 6,667 common stock options. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.03 and expire in three years after each vest date. The aggregate fair value of the options totalled $39,812 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.03, 2.13% risk free rate, 123.7% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

On January 1, 2019, pursuant to the terms on the employment agreement with Mr. Yakov he was granted 6,667 common stock options. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.03 and expire in three years after each vest date. The aggregate fair value of the options totalled $39,814 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.03, 2.47% risk free rate, 104.8% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

On November 13, 2019, the Company entered into an agreement with the above holder of 265,172 common stock options and on November 25, 2019, the Company entered into an agreement with the holder of 13,334 common stock options, whereby the Company and option holders each agreed that the exercise price pertaining to those options would not be adjusted for the effects of the Reverse Stock Split. As are result, the exercise price of $0.003 associated with the options granted to the VP of Finance was modified to be $0.0001, and the exercise price of $0.03 associated with the options granted to Mr. Yakov was modified to be $0.001. The Company evaluated the impact of the option modification and concluded that there was no material impact to the consolidated financial statements.

	For the year ended December 31, 2019
Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	271,839	$0.0001	—
Granted	6,667	$0.001	—
Exercised	—	$—	—
Forfeited	—	$—	—
Options outstanding December 31	278,506	$0.0001	$4,177,590
Shares exercisable at December 31	55,257	$0.0001	$828,855

NOTE 11 — RELATED PARTY TRANSACTIONS

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

Total interest expense on the loans from Mr. Herzog for the years ended December 31, 2019 and 2018, was $360,000 and $82,849, respectively. Total accrued interest December 31, 2019 and 2018 is $402,849 and $52,849, respectively.

As of December 31, 2019 and 2018, the Company has total accrued compensation due to Mr. Yakov of $568,027 and $568,292, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

On August 10, 2018, Ronny Yakov, the CEO, loaned the Company $25,000, for working capital purposes. Mr. Yakov loaned the Company an additional $361,467 to the Company during the year ended December 31, 2019. The loans are unsecured, bear interest at 12% and are due on demand. As of December 31, 2019 and 2018 there is $22,279 and $1,184 of interest accrued, respectively, on these loans. Interest expense for the years ended December 31, 2019 and 2018 was $21,096 and $1,553, respectively.

NOTE 12 — PREFERRED STOCK

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

NOTE 13 — COMMON STOCK

On April 12, 2018, the Company issued 833 shares of common stock for services previously rendered for total non-cash expense of $3,750.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of December 31, 2019, no bonuses have been earned, paid or accrued.

On December 11, 2019, the Company entered into a settlement agreement to resolve disputes in ongoing litigation it initiated, relating to a residual payments owed pertaining to a portfolio of merchants acquired by the Company when it acquired Payprotec Oregon, LLC (the “Portfolio”), whereby it received the sum of $734,250. The Company recorded $172,390 of the settlement to a gain in other income. This was the portion of the settlement pertaining to services provided prior to the acquisition of the portfolio on April 9, 2018. The remaining $561,860 has been recognized in revenue for the year ended December 31, 2019, of which $223,670 pertains to performance obligations satisfied in the prior year.

Office Lease

The Company leases its Georgia office facilities under an operating lease which initial term expired in November 2019. The Company has continued to lease the location on a month-to-month basis. Monthly lease payments are $9,046.

NOTE 15 — INCOME TAX

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

The income tax provision (benefit) consist of the following:

For the Years Ended December 31,
	2019	2018
Federal:
Current	$—	$—
Deferred	—	—

State and local:
Current	—	—
Deferred	—	—

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$1,195,800	$944,000
Payroll accrual	7,500	9,000
Allowance for Doubtful Accounts	10,300	12,000
Related party accrual	145,900	213,000
Depreciation and amortization	253,327	-
Less valuation allowance	(1,612,827)	(1,178,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2019	2018
Book loss	$(282,000)	$(292,600)
State taxes	(81,000)	(138,500)
Meals and entertainment	1,200	6,800
Stock options	71,600	60,000
Other nondeductible expenses	—	4,300
Other adjustments	53,481	—
Adjustment to deferred tax assets	(198,108)	—
Valuation allowance	434,827	360,000
	$—	$—

At December 31, 2019, the Company had operating loss carry forwards of approximately $4,429,000, $3,417,085 of which expire from 2021 – 2027, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, New York and Georgia which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2016 (or the tax year ended December 31, 2002 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018.

NOTE 16 — SUBSEQUENT EVENTS

Pursuant to the terms on the employment agreement with Mr. Yakov, he was granted 6,667 common stock options on January 1, 2020.

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, it is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to do continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning.

While it is unknown how long these conditions will last and what the complete financial impact it will have on the Company, the financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions resulting in less consumer, business and government spending may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of the COVID-19 virus, change of consumer behavior or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue making it reasonably possible that we are financially vulnerable to the effects of the pandemic.

Amendment No. 4 to Loan and Security Agreement]

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of our indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of our indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s existing default under the Original Credit Agreement for its (i) failure to (x) to notify the Agent that one or more of the Loan Parties received Extraordinary Receipts above $99,999.99 (as such term is specifically defined in the Credit Agreement, but which include proceeds from litigation or insurance claims) and (y) to deliver a reinvestment notice in respect of such Extraordinary Receipts and/or to make the required prepayment of the Loans from such Extraordinary Receipts, in each case, as required by Section 1.08(e) of the Credit Agreement, (ii) one or more of the Loan Parties incurred indebtedness in an aggregate amount of approximately $386,467 during fiscal year 2019 as a result of not reimbursing business expenses paid by Mr. Yakov in the ordinary course, which indebtedness is not permitted under Section 5.23(f) of the Credit Agreement (“Debt Default”) and (iii) Lender has not received financial statements and other information of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000, on a trailing twelve-months basis.

In consideration for the foregoing, the Credit Agreement was amended to include a new repayment schedule under the note whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement. In addition, the Company is required to pay to Lenders 100% of the proceeds from any favorable judgments from ongoing litigation and 20% of the net proceeds from any future equity offering completed by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Amendment No. 4 to Loan and Security Agreement

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of our indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of our indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s then existing default under the Credit Agreement from the date the default occurred until the date of Amendment No. 4. These defaults were: (i) failure to to notify the Agent that one or more of the Loan Parties received proceeds from litigation and use the proceeds to make a prepayment of the Term Loan) above $99,999.99, (ii) one or more of the Loan Parties incurred indebtedness in an aggregate amount of $386,467 during fiscal year 2019 as a result of not reimbursing business expenses paid by Mr. Yakov in the ordinary course, which indebtedness is not permitted under Section 5.23(f) of the Credit Agreement (“Debt Default”) and (iii) Lender has not received financial statements and covenant compliance certificate of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue for any rolling 12-month period shall not be less than $9,000,000 until June 30, 2021 and $10,000,000 from and after July 1, 2021.

In consideration for the foregoing, the Credit Agreement was amended to include a new repayment schedule under the Term Loan whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of enabling the Company to pay the monthly payment obligation of the Company under the Credit Agreement. In addition, the Company is required to pay to Lenders 100% of the proceeds from any favorable judgments from ongoing litigation and 20% of the net proceeds from any future equity offering completed by the Company until the loan is repaid in full.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2019	$375,000	$0	$0	$26,554	$0	$0	$30,000	$431,544
CEO, (1) Chairman	2018	$375,000	$0	$0	$13,271	$0	$0	$18,000	$406,271
Patrick Smith,	2019	$175,000	$0	$0	$238,506	$0	$0	$0	$413,509
Vice President	2018	$175,000	$0	$0	$168,942	$0	$0	$0	$343,942
Rachel Boulds,	2019	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2018	$27,000	$0	$0	$0	$0	$0	$0	$27,000

(1)	Partially accrued but not paid.
(2)	Car allowance
(3)	Stock based compensation of options granted during the years ended December 31, 2019 and 2018.

Employment Agreements

On October 20, 2017, the Company entered into a new employment agreement with Ronny Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an annual stock option grant as described under “Outstanding Equity Awards at Fiscal Year-End” below. As of December 31, 2018, no bonuses have been accrued or paid. Further, the agreement provides for an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period.

On April 10, 2018, the Company entered into an employment agreement with Patrick Smith until either party terminates the agreement. The agreement provides for an annual salary of $175,000, an annual bonus of up to $45,000. As of December 31, 2018, no bonuses have been accrued or paid.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, the following equity awards were outstanding:

Per the terms of Mr. Smith’s employment agreement, he was granted stock options to purchase up to 265,172 shares of common stock at an exercise price of $0.003 per share. The grant vests at the rate of 1/5 beginning on each anniversary of the effective date of grant (April 10, 2018). The stock options will cease vesting after the termination of Mr. Smith’s employment and any unvested options shall be forfeited upon the termination of employment.

Per the terms of Mr. Yakov’s employment agreement, effective on January 1, 2018, and on each anniversary thereafter during the term of his employment agreement, the Company will grant to him options to purchase up to 6,667 shares of common stock with a per share exercise price equal $0.03 per share. Each stock option shall become exercisable in increments of one-third upon each anniversary of the date on which it is granted.

On November 13, 2019, the Company entered into an agreement with the holder of 265,172 common stock options (of which 265,172 were held at December 31, 2019) and on November 25, 2019, the Company entered into an agreement with the holder of 13,334 common stock options (of which 13,334 were held at December 31, 2019), whereby the Company and option holders each agreed that the exercise price pertaining to those options only would not be adjusted for the effects of the Reverse Stock Split.

Director Compensation

Our directors did not receive fixed compensation for their services as directors during the fiscal year ended December 31, 2019. Directors were reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2020, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 200 Park Avenue, Suite 1700, New York, NY.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned(1)**	Percent of Common Stock Beneficially Owned(1)**
5% Beneficial Owners
John Herzog(2)	558,590	10.3%

Directors and Officers
Ronny Yakov(3)	3,484,699	64.3%
Rachel Boulds	833	*
Patrick Smith(4)	106,068	*
All directors and executive officers as a group (3 persons)(4)	3,591,600	65.3%

*	Less than 1%.
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage ownership is based on 5,411,905 shares of our common stock outstanding.
(2)	Includes 49,751 shares of common stock owned by Herzog & Co. and 28,524 shares of common stock held by John E Herzog TTEE John E Herzog REV Trust U/A/D 02/07/2014. John Herzog is the Chairman of Herzog & Co. and the trustee of the trust.
(3)	Includes 6,666 vested options and options that will vest within 60 days.
(4)	Includes 106,068 vested options

Item 13. Certain Relationships and Related Transactions, and Director Independence

We are a party to certain related party transactions, as described below.

OmniSoft and CrowdPay

In accordance with the requirements of the Term Loan, on May 9, 2018, we entered into separate share exchange agreements with the stockholders of OmniSoft (the “OmniSoft Share Exchange Agreement”) and CrowdPay (the “CrowdPay Share Exchange Agreement” and together with the OmniSoft Share Exchange Agreement, the “Share Exchange Agreements”). Pursuant to the terms of the OmniSoft Share Exchange Agreement, the stockholders of OmniSoft (Ronny Yakov, our Chief Executive Officer and director, and Mr. Herzog, an affiliate of the Company) transferred to us all of the issued and outstanding shares of OmniSoft common stock in exchange for an aggregate of 1,833,333 shares of our common stock. Pursuant to the terms of the CrowdPay Share Exchange Agreement, the stockholders of CrowdPay (Mr. Yakov and Mr. Herzog) transferred to us all of the issued and outstanding shares of CrowdPay common stock in exchange for an aggregate of 2,916,667 shares of the Company’s common stock. The transactions contemplated by the Share Exchange Agreements closed on May 9, 2018. Mr. Yakov, our sole director, determined the appropriate valuation of each of our common stock and the common stock of OmniSoft and CrowdPay in reliance upon, among other matters, a third-party independent valuation report prepared by Corporate Valuation Advisors, Inc.

John Herzog

During 2017, Mr. Herzog loaned $53,500 to the Company pursuant to a promissory note (which, along with a loan of $163,000 from Mr. Herzog pursuant to a promissory note dated July 12, 2016, brought the total amount loaned from Mr. Herzog to $216,500). On November 20, 2017, the $216,500 of principal and $35,105 of accrued interest was converted into 83,868 shares of the Company’s common stock.

On March 12, 2018, the Company received $30,000 from John Herzog. The advance was used for operating expenses, is unsecured, bore no interest was due on demand. This loan was repaid in full in April 2018.

In July 2018, the Company issued to Mr. Herzog a subordinated promissory note in the principal amount of $1,000,000 for cash proceeds of $1,000,000. At the time of issuance, the note was to mature on March 31, 2019 (though the Company has the right to prepay the note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The note is secured by shares of common stock of a publicly traded company held by the Company (the “Note Collateral Shares”). The note is subordinated to the Credit Agreement, other than the Note Collateral Shares. The Company used the proceeds received by the Mr. Herzog to make the initial payment under the Credit Agreement.

On March 1, 2019, the Company entered into Amendment No. 1 to the subordinated promissory note with Mr. Herzog. The purpose of the amendment was to amend the subordinated promissory note issued in July 2018 to reflect an increase in the amount of principal due under the note from $1,000,000 to $3,000,000 reflecting a payment made by Mr. Herzog to the Company of $2,000,000 on November 14, 2018 (the proceeds of which were used by the Company to make a second required payment under the Credit Agreement) and to extend the maturity date of the subordinated promissory note from March 31, 2019 to September 30, 2020. On June 25, 2019, the Company entered into Amendment No. 2 to the subordinated promissory note with Mr. Herzog. The purpose of the amendment was to amend the maturity date of such subordinated promissory note such that it will be extended until September 30, 2022.

On December 10, 2019, Mr. Herzog provided a letter to the Company whereby he addressed his prior commitments to provide financial assistance to the Company and agreed to provide us with financial support, that may be needed, to assist with our ongoing working capital needs through the earlier of the closing of a potential public offering of the Company’s common stock and warrants or November 2020 (other than our obligations to pay principal or interest with respect to the Excel Loan and Credit Agreement).

Total interest expense on the two loans from Mr. Herzog for the years ended December 31, 2019 and 2018, was $360,000 and $82,849, respectively. Total accrued interest December 31, 2019 and 2018 is $402,849 and $52,849, respectively.

In addition, Mr. Herzog shall have the ability to pay up to $25,000 to GACP in the event that the Company does not make required monthly payments required by Amendment No. 4.

Ronny Yakov

On August 10, 2018, Ronny Yakov, the Chief Executive Officer, Chairman and majority stockholder, loaned the Company $25,000, for working capital purposes. Mr. Yakov loaned the Company an additional $361,467 to the Company during the year ended December 31, 2019. The loans are unsecured, bear interest at 12% and are due on demand. As of December 31, 2019 and 2018 there is $22,279 and $1,184 of interest accrued, respectively, on these loans. Interest expense for the years ended December 31, 2019 and 2018 was $20,098 and $1,553, respectively.

As of December 31, 2019 and 2018, the Company has total accrued compensation due to Mr. Yakov of $568,027 and $568,027, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively. The accrued compensation due to Mr. Yakov and the advances to be repaid to Mr. Yakov do not bear any interest or have any term.

In addition, Mr. Yakov shall have the ability to pay up to $25,000 to GACP in the event that the Company does not make required monthly payments required by Amendment No. 4.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, during the past three fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14. Principal Accountant Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2019	2018
Audit fees	$230,874		$262,717
Audit related fees	$-	$
Tax fees	$-		$1,500
All other fees	$-		$25,000
Total	$230,874		$288,717

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended(6)
3.2	Bylaws of the Company(7)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2019 (*)

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.
(2)	Incorporated by reference to Form 8-K filed May 15, 2018.
(3)	Incorporated by reference to Form 8-K filed August 3, 2018.
(4)	Incorporated by reference to Form 8-K filed March 12, 2019.
(5)	Previously filed with Form S-1 on June 26, 2019.
(6)	Previously filed with Form S-1 on December 18, 2019.
(7)	Previously filed with Form 10-SB on December 21, 2007.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 29, 2020	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	April 29, 2020
Ronny Yakov