Form 10-Q
period 2020-03-31
OLB GROUP, INC.
filed 2020-05-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(212) 278-0900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	OLBG	OTC Markets OTCQB tier

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

As of May 15, 2020, there were 5,411,905 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$434,533	$507,616
Accounts receivable, net	384,970	479,404
Prepaid expenses	16,925	16,706
Other current assets	108,278	108,278
Total Current Assets	944,706	1,112,004

Other Assets:
Property and equipment, net	31,137	36,653
Intangible assets, net	3,132,024	3,335,239
Deferred offering costs	233,120	210,305
Goodwill	6,858,216	6,858,216
Other long-term assets	296,893	316,512
TOTAL ASSETS	$11,496,096	$11,868,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$442,958	$592,853
Accrued expenses – related party	1,113,339	1,012,023
Accrued expenses	321,343	78392
Deferred revenue	-	99,594
Note payable – current portion	400,000	325,000
Note payable – related parties – current portion	386,467	386,467
Total Current Liabilities	2,664,107	2,494,329
Long Term Liabilities:
Note payable, net	9,100,000	9,175,000
Notes payable – related party	3,000,000	3,000,000
Total Liabilities	14,764,107	14,669,329

Commitments and contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 5,411,905 and 5,411,905 shares issued and outstanding, respectively	541	541
Additional paid-in capital	16,125,534	16,050,938
Accumulated deficit	(19,394,086)	(18,851,879)
Total Stockholders’ Deficit	(3,268,011)	(2,800,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,496,096	$11,868,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries,

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenue:
Transaction and processing fees	$2,336,479	$2,576,284
Merchant equipment rental and sales	20,262	8,410
Other revenue from monthly recurring subscriptions	257,252	6,200
Total revenue	2,613,993	2,590,894

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,720,413	1,718,098
Amortization expense	203,214	227,647
Salaries and wages	400,188	434,793
Outside commissions	41,435	40,869
General and administrative expenses	473,932	273,022
Total operating expenses	2,839,182	2,694,429

Loss from operations	(225,189)	(103,535)

Other Income (Expense):
Interest expense	(216,125)	(213,750)
Interest expense, related party	(101,316)	(90,204)
Other income	423	544
Total other expense	(317,018)	(303,410)

Net Loss	$(542,207)	$(406,945)

Net loss per share, basic and diluted	$(0.10)	$(0.08)

Weighted average shares outstanding, basic and diluted	5,471,606	5,414,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	74,596	-	74,596
Net loss	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	5,411,905	$541	$16,125,534	$(19,394,086)	$(3,268,011)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	5,411,905	$541	$15,785,888	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	5,411,905	$541	$15,852,150	$(17,915,412)	$(2,062,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,207)	$(406,945)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	208,731	236,517
Stock based compensation	74,596	66,262
Changes in assets and liabilities:
Accounts receivable	94,434	(71,030)
Prepaid expenses	(219)	(991)
Other long-term assets	19,619	(5,419)
Accounts payable	(149,895)	(7,371)
Accrued expenses – related party	101,316	79,992
Other accrued liabilities	242,951	(4,756)
Deferred revenue	(99,594)	-
Net Cash used in Operating Activities	(50,268)	(113,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-	45,000
Payment of deferred offering costs	(22,815)	-
Net Cash (used in) provided by Financing Activities	(22,815)	45,000

Net Change in Cash	(73,083)	(68,741)
Cash – Beginning of Period	507,616	111,586
Cash – End of Period	$434,533	$42,845

Cash Paid For:
Interest	$216,125	$223,750
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

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

OmniSoft.io, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allows you to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been insignificant when compared to the overall business.

The Company also provides ecommerce development and consulting services on a project by project basis.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, it is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning.

While it is unknown how long these conditions will last and what the complete financial impact will have on the Company, the financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions resulting in less consumer, business and government spending may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of the COVID-19 virus, change of consumer behavior or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue making it reasonably possible that we are financially vulnerable to the effects of the pandemic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019 included on the Company’s Form 10-K. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long lived assets and recoverability of those assets, impairment in fair value of goodwill, valuation allowances for income taxes, stock based compensation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, and OMNISOFT. All significant intercompany transactions and balances have been eliminated.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2020 and 2019 does not include warrants to acquire 40,000 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2020 and 2019 includes 59,701 and 2,222 options, respectively, due to the nominal exercise price of the options. The weighted average number of common shares for the three months ended March 31, 2020 and 2019 does not include 225,471 and 276,284 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

Disaggregation of Revenue

The following table presents the Company's revenue disaggregated by revenue source:

	For the Three Months Ended March 31, 2020
	2020	2019
Revenue from contracts with customers:
Wholesale contracts	$1,420,039	$1,583,369
Retail contracts	$646,517	$626,189
Other transaction and processing fees	$547,437	$381,336
Total transactions and processing fees	$2,613,993	$2,590,894

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

Deferred Revenue

From time to time the Company may launch new products or services to its merchants. In the event step 1 under ASC 606 is not met, the Company will record deferred revenue upon receipt of the payment by the customer. In November 2019, the Company began billing existing merchants for its cloud-based omni-channels software, ShopFast. Merchants are billed monthly with the ability to opt out and receive a refund for up to 30 days after they are billed. Due to the lack of historical data related to these services, customer activity and the associated billings and refunds, $99,594 was recorded as deferred revenue as of December 31, 2019. All of the deferred revenue, net of any refunds, was recognized in the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company determined it had sufficient information to determine Step 1 was achieved, and therefore recognized all revenue that was previously deferred. As such, $99,594 of revenue recognized during the three months ended March 31, 2020 pertained to services provided in the prior period.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary” and is required to estimate CECL on trade receivables at inception, based on historical information, current conditions, and reasonable and supportable forecasts. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its consolidated financial statement and disclosures.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, the Company had cash of $434,533 and a working capital deficit of $1,644,401. For the three months ended March 31, 2020, the Company’s net loss was $542,207. As a result of the Company’s operating cash flows and working capital needs during 2019, which required it to obtain loans from a related party, at March 31, 2020, the Company was not in compliance with certain financial covenants required by the Credit Agreement (as hereinafter defined).

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced certain disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 40% lower than March during the month of April. We estimate that the number of transactions will continue to stay at a depressed level or further decline from both the prior year and from the quarter ended March 31, 2020, along with revenues, until the response to the COVID-19 pandemic relaxes stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. Based on this, the Company expects an overall decrease in revenue and cash flows from operations during the remainder of 2020. As a result of these factors, the Company determined it was necessary to take certain corporate actions in connection with its overall analysis to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its condensed consolidated financial statements were issued.

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of the indebtedness to April 9, 2022 and to waive any outstanding events of default. In consideration for the foregoing, the Credit Agreement was amended to include a new principal repayment schedule under the note whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020, and on the first business day of each calendar month thereafter until the required balloon payment on April 9, 2022. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement. In addition, included in the working capital deficit described above as of March 31, 2020 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $1,005,020, which he has agreed to defer receiving payment until December 31, 2022. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its condensed consolidated financial statements are issued.

In the event that the response to the pandemic results in a greater than anticipated reduction in processing transaction volume, the Company can further reduce or defer expenses. More specifically, the Company could (a) implement certain discretionary cost reduction initiatives relating to our spend on employee travel and entertainment, consulting costs and marketing expenses, (b) negotiate deferred salary arrangements with Mr. Yakov or other employees, (c) furlough employees or reduce headcount, (d) negotiate extensions of payments of rent and utilities, or (e) enter in or to additional short term loans with Mr. Yakov whereby certain of our expenses as they come due continue to be paid by him and not immediately reimbursed as a normal business expense. In addition, on December 10, 2019, Mr. John Herzog, a related party and significant stockholder, provided a letter to the Company whereby he addressed his prior commitments to provide financial assistance to the Company and agreed to assist with our ongoing working capital needs, upon request through the earlier of (a) the closing of a potential public offering of the Company’s common stock and warrants or (b) November 2020 (other than our obligations to pay principal or interest with respect to the Credit Agreement). Other than with respect to our long-term debt, there are no other limitations or restrictions to the amount of working capital funding that may be provided by Mr. Herzog. In the event that we deem it necessary to request an advance from Mr. Herzog, we expect to negotiate the terms of such advance at that time. Mr. Herzog has committed to not terminate this commitment during its term, but we do not believe that we have recourse in the event that such commitment is terminated.

Finally, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 and it is planning a public offering of its Common Stock during 2020. Although proceeds from the offering are not assured, additional working capital would be available if the Company were successful in obtaining capital from the offering.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	March 31, 2020	December 31, 2019
Merchant Portfolios	$2,190,000	$2,190,000
Less Accumulated Amortization	(932,976)	(854,761)
Net residual portfolios	$1,257,024	$1,335,239

	March 31, 2020	December 31, 2019
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(625,000)	(500,000)
Net trade name	$1,875,000	$2,000,000

Amortization expense for the three months ended March 31, 2020 and 2019 was $203,214 and $227,647, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2020 (remainder of year)	$609,643
2021	$812,857
2022	$812,857
2023	$479,524
2024	$312,857
Thereafter	$104,287
Total	$3,132,025

The weighted average remaining useful life of amortizing intangible assets was 4.75 years at March 31, 2020.

NOTE 5 – NOTE PAYABLE

On April 8, 2018, eVance, Omnisoft, and CrowdPay, (collectively, the “Borrowers”), entered into a term loan of $12,500,00 with GACP (the “Term Loan”) to the which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”).

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of our indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of our indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s existing default under the Credit Agreement from the date the default occurred until the date of Amendment No. 4. These defaults were: (i) failure to notify the Agent that one or more of the Loan Parties received proceeds from litigation above $99,999.99 and use the proceeds to make a prepayment of the Loans), (ii) one or more of the Loan Parties incurred indebtedness in an aggregate amount of $386,467 during fiscal year 2019 as a result of not reimbursing business expenses paid by Mr. Yakov in the ordinary course, which indebtedness is not permitted under Section 5.23(f) of the Credit Agreement (“Debt Default”) and (iii) Lender has not received financial statements and covenant compliance certificate of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue for any rolling 12 month period shall not be less than $9,000,000 until June 30, 2021 and $10,000,000 from and after July 1, 2021.

The Term Loan matures in full on April 9, 2022, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan was repaid on to July 31, 2018, and an additional $2,000,000 in principal due on or prior to October 31, 2018 was paid on November 14, 2018. Additionally, the Company paid $125,000 of the Term Loan upon execution of Amendment No. 4 in April 2020 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter, with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full within thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

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

On July 30, 2018, the Company entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”) whereby, among other things, the lenders (i) waived the Company’s existing defaults under the Original Credit Agreement for its failure to make payment of $1,000,000 (the “initial payment”) required by the Credit Agreement on or prior to July 15, 2018 and to deliver to the lenders unaudited monthly financial statements and compliance certificates of the Company, (ii) extended the date on which the initial payment was required to be made to July 30, 2018 and extended the date on which the Company is required to provide audited financial statements for the fiscal years ended December 31, 2017 and 2018, (iii) permitted the Company to enter into a subordinated loan arrangement for the Note concurrently with Amendment No. 1 such that the Company could make the initial payment under the terms of Amendment No. 1 and the Credit Agreement, and permitted the Note to be repaid either from the sale of collateral securing the Term Loan or at any time after the second payment under the Amendment No. 1 and the Credit Agreement. The Company borrowed $1,000,000 from a related party (Note 8) in order to make its first scheduled payment.

On November 14, 2018, the $2,000,000 second payment due under the Original Credit Agreement that was due by October 31, 2018 was paid. The Company borrowed $2,000,000 from a related party (Note 8) in order to make its second scheduled payment.

On February 5, 2019, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”) amending the Credit Agreement whereby, among other things, the lenders waived the Company’s existing default under the Original Credit Agreement for its failure to comply with certain financial covenants set forth in the Original Credit Agreement and the parties amended the terms of the financial covenants that the Company must comply with. The Company is required to maintain a Fixed Charge Coverage Ratio of (x) not less than 1.10:1.00 and (y) on or after the end of the first full fiscal month ended January 31, 2020, the Fixed Charge Coverage Ratio shall not be less than 1.20:1.00, measured in each case on a trailing twelve month and Consolidated Net Revenue shall not be less than $10,000,000.

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms. Total interest expense for the GACP loan incurred during the three months ended March 31, 2020 and 2019 was $216,125 and $213,750, respectively. Accrued interest as of March 31, 2020 and December 31, 2019, was $73,625 and $73,625, respectively.

NOTE 6 – STOCK OPTIONS

On January 1, 2020, pursuant to the terms on the employment agreement with Mr. Yakov he was granted 6,667 common stock options. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 and expire in three years after each vest date. The aggregate fair value of the options totaled $99,994 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 1.63% risk free rate, 95.3% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	—
Granted	6,667	$0.001	—
Exercised	—	$—	—
Forfeited	—	$—	—
Options outstanding March 31, 2020	285,173	$0.0001	$4,177,590
Shares exercisable at March 31, 2020	59,701	$0.0001	$895,505

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 30, 2018, pursuant to the terms of the Amendment, the Company issued to Mr. John Herzog, a significant stockholder of the Company a subordinated promissory note in the principal amount of $1,000,000 (the “Note”) for cash proceeds of $1,000,000. The Note initially matured on March 31, 2019 (though the Company had the right to prepay the Note, in whole or in part, at any time prior to maturity) and bears interest at a rate of 12% per annum, compounding annually. The Note is subordinated to the Credit Agreement. The Company used the proceeds received to make the initial payment under the Credit Agreement.

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

Total interest expense on the loans from Mr. Herzog for the three months ended March 31, 2020 and 2019 was $89,753 and $88,767, respectively. Total accrued interest as of March 31, 2020 and December 31, 2019 was $492,602 and $402,849, respectively.

As of March 31, 2020 and December 31, 2019, the Company has total accrued compensation due to Mr. Yakov of $568,027 and $568,027, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

Mr. Yakov, CEO has loaned funds to the Company for working capital purposes. As of March 31, 2020 and December 31, 2019 the balance on these loans is $386,467 and $386,467, respectively. The loans are unsecured, bear interest at 12% and are due on demand. As of March 31, 2020 and December 31, 2019 there is $33,832 and $22,279 of interest accrued, respectively, on these loans. Interest expense for the three months ended March 31, 2020 and 2019 was $11,562 and $2,367, respectively.

NOTE 8 — PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. No shares of preferred stock are currently issued or outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of March 31, 2020, no bonuses have been paid.

Office Lease

The Company leases its Georgia office facilities on a month-to-month basis. Monthly lease payments are $9,046.

NOTE 10 – SUBSEQUENT EVENTS

Amendment No. 4 to Loan and Security Agreement

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of our indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of our indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s existing default under the Original Credit Agreement for its (i) failure to (x) to notify the Agent that one or more of the Loan Parties received Extraordinary Receipts above $99,999.99 (as such term is specifically defined in the Credit Agreement, but which include proceeds from litigation or insurance claims) and (y) to deliver a reinvestment notice in respect of such Extraordinary Receipts and/or to make the required prepayment of the Loans from such Extraordinary Receipts, in each case, as required by Section 1.08(e) of the Credit Agreement, (ii) the Debt Default and (iii) Lender has not received financial statements and other information of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000, on a trailing twelve-months basis.

In consideration for the foregoing, the Credit Agreement was amended to include a new repayment schedule under the note whereby the Company paid an amount equal to $125,000 on April 24, 2020, and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement.. In addition, the Company is required to pay to Lenders 100% of the proceeds from any favorable judgments from ongoing litigation and 20% of the net proceeds from any future equity offering completed by the Company.

Other Subsequent Events

On May 6, 2020, the Company received $236,231, under the Paycheck Protection loan program. The loan bears interest at 1% and requires monthly payments of $9,946 commencing on November 1, 2020. The loan matures on May 3, 2022 at which time all amounts are due and payable. However, if the Company uses 75% or more of the proceeds of the loan for employee-related expenses, the entire principal and interest of the loan will be converted into a grant.

On May 13, 2020, Mr. Herzog agreed to convert, concurrently with the closing of a public offering of the Company’s common stock, $3,522,191 in principal amount of indebtedness into newly formed shares of convertible Series A Preferred Stock to be designated concurrently with the public offering of the Company’s common stock.

On May 13, 2020, Mr. Yakov agreed to convert, concurrently with the closing of a public offering of the Company’s common stock, $1,011,016 in principal amount of indebtedness and accrued interest into newly formed shares of convertible Series A Preferred Stock to be designated concurrently with the public offering of the Company’s common stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, we had total revenue of $2,613,993 compared to $2,590,894 of revenue for the three months ended March 31, 2019, an increase of $23,099 or 1%. We earned $2,336,479 in transaction and processing fees, $20,262 in merchant equipment sales and $257,252 in other revenue during the three months ended March 31, 2020, compared to $2,576,284 in transaction and processing fees, $8,410 in merchant equipment sales and $6,200 in other revenue in the same period in the prior period.

Our transaction and processing fee revenue decreased $239,805 in the prior period primarily due to merchant attrition. This decrease was offset with an increase in our other revenue primarily due to revenue from our cloud-based omni-channels software launched in 2019, of which $99,594 pertained to performance obligations completed in the prior period.

For the three months ended March 31, 2020, we had processing and servicing costs of $1,720,413 compared to $1,718,098 of processing and servicing costs for the three months ended March 31, 2019. Processing and servicing costs increased by $2,315. Our processing and servicing costs did not decrease along with our transaction and processing fees due to our decrease in revenue being a result of a decrease in net merchant portfolios, which do not have the processing and servicing costs associated with them.

Amortization expense for the three months ended March 31, 2020 was $203,214 compared to $227,647 for the three months ended March 31, 2019, a decrease of $24,433 or 11%. We record amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the three months ended March 31, 2020 was $400,188 compared to $434,793 for the three months ended March 31, 2019, a decrease of $34,605 or 8%. Salary and wage expense decreased in the current period due to the decrease in our sales force, and other personnel.

Outside commission expense for the three months ended March 31, 2020 was $41,435 compared to $40,869 for the three months ended March 31, 2019.

General and administrative expenses (“G&A”) for the three months ended March 31, 2020 was $473,932 compared to $273,022 for the three months ended March 31, 2019, an increase of $200,910 or 75%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. Our G&A expense has increased in the current period as the result of additional employee bonuses and professional fees.

For the three months ended March 31, 2020, we incurred $317,441 of interest expense, compared to $303,954 for the three months ended March 31, 2019, an increase of $13,487 or 4%. The increase in interest expense is primarily due to increased borrowings from our Chief Executive Officer during 2019.

Our net loss for the three months ended March 31, 2020 was $542,207 compared to $406,945 for the three months ended March 31, 2019. We had an increase in our net loss of $135,262 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s financial condition and results of operations for the next fiscal year 2020 may be adversely affected by the recent COVID-19 outbreak.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, are currently experiencing significant impact of the COVID-19 outbreak in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope of this pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19 during 2020 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

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

Changes in Cash Flows

For the three months ended March 31, 2020, $50,268 in cash was used by operating activities, which included our net loss offset by $208,731 for amortization and depreciation expense, $74,596 for stock-based compensation and net changes in operating assets and liabilities of $208,612. For the three months ended March 31, 2019, $113,741 in cash was used by operating activities, offset by $236,517 for amortization and depreciation expense, $66,262 for stock-based compensation, and a negative net changes in operating assets and liabilities of $9,575.

For the three months ended March 31, 2020 and 2019, no cash was used for investing activities.

For the three months ended March 31, 2020, $22,815 in cash was used by financing activities for deferred offering costs. During the three months ended March 31, 2019, $45,000 in cash was provided by financing activities from related party loans.

Liquidity and Capital Resources

At March 31, 2020, the Company had cash of $434,533 and a working capital deficit of $1,644,401. For the three months ended March 31, 2020, the Company’s net loss was $542,207. As a result of the Company’s operating cash flows and working capital needs, which required it to obtain loans from a related party, at March 31, 2020 the Company was not in compliance with certain financial covenants required by the Credit Agreement.

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced certain disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 40%.. We estimate that the number of transactions will continue to stay at a depressed level or further decline from both the prior year and from the quarter ended March 31, 2020, along with revenues, until the response to the COVID-19 pandemic relaxes stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. Based on this, the Company expects an overall decrease in revenue and cash flows from operations during the remainder of 2020 as compared to 2019. As a result of these factors, the Company determined it was necessary to take certain corporate actions in connection with its overall analysis to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its condensed consolidated financial statements were issued.

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of the indebtedness to April 9, 2022 and to waive any outstanding events of default. In consideration for the foregoing, the Credit Agreement was amended to include a new principal repayment schedule under the note whereby the Company paid an amount equal to $125,000 upon execution of Amendment No. 4 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020, and on the first business day of each calendar month thereafter until the required balloon payment on April 9, 2022. In the event that the Company does not make a monthly payment, Messrs. Yakov and Herzog will have the ability to make an equity contribution to the Company for the sole purpose of paying the monthly payment obligation of the Company under the Credit Agreement. In addition, included in the working capital deficit described above as of March 31, 2020 was accrued payroll, a note payable and other expenses due to the Company’s Chief Executive Officer, Mr. Ronny Yakov, in the amount of $1,005,020, which he has agreed to defer receiving payment until December 31, 2022. The Company also believes that it has reduced operating expenses sufficiently during 2019 allowing it to maintain its ongoing operations despite the anticipated decrease in revenues during 2020. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its condensed consolidated financial statements are issued.

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

Finally, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 and it is planning a public offering of its Common Stock during 2020. Although proceeds from the offering are not assured, additional working capital would be available if the Company were successful in obtaining capital from the offering.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the quarter ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)