Form 10-Q
period 2020-06-30
OLB GROUP, INC.
filed 2020-08-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(212) 278-0900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OLB	The Nasdaq Capital Market

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

As of August 12, 2020, there were 6,111,905 shares of the issuer’s common stock.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$330,437	$507,616
Accounts receivable, net	348,837	479,404
Prepaid expenses	23,728	16,706
Other current assets	117,046	108,278
Total Current Assets	820,048	1,112,004

Other Assets:
Property and equipment, net	27,077	36,653
Intangible assets, net	3,053,810	3,335,239
Deferred offering costs	233,120	210,305
Goodwill	6,858,216	6,858,216
Other long-term assets	312,098	316,512
TOTAL ASSETS	$11,304,369	$11,868,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$627,469	$592,853
Accrued expenses – related party	-	1,012,023
Accrued expenses	218,374	78,392
Deferred revenue	-	99,594
Note payable – current portion	1,499,680	325,000
Note payable – related parties – current portion	-	386,467
Total Current Liabilities	2,345,523	2,494,329
Long Term Liabilities:
Accrued expenses – related party	1,214,634	-
Note payable – related party	386,486	-
Note payable – related party	3,000,000	3,000,000
Note payable, net	8,411,550	9,175,000
Total Liabilities	15,008,193	14,669,329

Commitments and contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 5,411,905 and 5,411,905 shares issued and outstanding, respectively	541	541
Additional paid-in capital	16,200,130	16,050,938
Accumulated deficit	(19,904,495)	(18,851,879)
Total Stockholders’ Deficit	(3,703,824)	(2,800,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,304,369	$11,868,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Transaction and processing fees	$1,831,896	$2,546,340	$4,168,375	$5,122,624
Merchant equipment rental and sales	18,548	29,414	38,810	37,824
Other revenue from monthly recurring subscriptions	149,591	6,186	406,843	12,386
Total revenue	2,000,035	2,581,940	4,614,028	5,172,834

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,294,604	1,678,548	3,015,017	3,396,646
Amortization expense	203,215	178,782	406,429	406,429
Salaries and wages	317,198	366,602	717,386	801,395
Outside commissions	30,266	34,442	71,701	75,311
General and administrative expenses	350,622	488,209	824,554	761,231
Total operating expenses	2,195,905	2,746,583	5,035,087	5,441,012

Loss from operations	(195,870)	(164,643)	(421,059)	(268,178)

Other Income (Expense):
Interest expense	(213,430)	(215,765)	(429,555)	(429,515)
Interest expense, related party	(101,315)	(93,035)	(202,631)	(183,239)
Other income	206	605	629	1,149
Total other expense	(314,539)	(308,195)	(631,557)	(611,605)

Net Loss	$(510,409)	$(472,838)	$(1,052,616)	$(879,783)

Net loss per share, basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.16)

Weighted average shares outstanding, basic and diluted	5,524,640	5,461,108	5,524,640	5,437,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	74,596	-	74,596
Net loss	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	5,411,905	541	16,125,534	(19,394,086)	(3,268,011)
Stock based compensation	-	-	74,596	-	74,596
Net loss	-	-	-	(510,409)	(510,409)
Balance at June 30, 2020	5,411,905	$541	$16,200,130	$(19,904,495)	$(3,703,824)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	5,411,905	$541	$15,785,888	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	5,411,905	541	15,852,150	(17,915,412)	(2,062,721)
Stock based compensation	-	-	66,263	-	66,263
Net loss	-	-	-	(472,838)	(472,838)
Balance at June 30, 2019	5,411,905	$541	$15,918,413	$(18,388,250)	$(2,469,296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,616)	$(879,783)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	416,005	422,502
Stock based compensation	149,192	132,525
Changes in assets and liabilities:
Accounts receivable	130,567	(103,282)
Prepaid expenses	(15,790)	4,704
Other long-term assets	4,414	(5,353)
Accounts payable	178,615	75,862
Accrued expenses – related party	202,630	172,626
Other accrued liabilities	(4,018)	(8,758)
Deferred revenue	(99,594)	-
Net Cash used in Operating Activities	(90,595)	(188,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(125,000)	-
Net Cash used in Investing Activities	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-	132,789
Proceeds from note payable	236,231	-
Payments on note payable	(175,000)	-
Payment of offering costs	(22,815)	-
Net Cash provided by Financing Activities	38,416	132,789

Net Change in Cash	(177,179)	(56,168)
Cash – Beginning of Period	507,616	111,586
Cash – End of Period	$330,437	$55,418

Cash Paid For:
Interest	$433,244	$442,250
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

The Company has experienced disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume.

We do estimate that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the response to the COVID-19 pandemic relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of anticipated decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. The Company does not anticipate that the pandemic will continue to have a material impact on the Company’s business or liquidity. However, additional closings and reopenings of businesses in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

While it is unknown how long these conditions will last and what the complete financial impact will have on the Company, the financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions resulting in less consumer, business and government spending may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of the COVID-19 virus, change of consumer behavior or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue making it reasonably possible that we are financially vulnerable to the effects of the pandemic. If we experience lower revenue, the risk of not meeting financial covenants could exist.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019 included in the Company’s Form 10-K. The results of the six and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2020 and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three and six months ended June 30, 2020 and 2019 does not include warrants to acquire 40,000 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for the three and six months ended June 30, 2020 and 2019 includes 112,735 and 55,257 options, respectively, due to the nominal exercise price of the options. The weighted average number of common shares for the three and six months ended June 30, 2020 and 2019 does not include 172,437 and 223,250 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	2020	2019	2020	2019
Revenue from contracts with customers:
Wholesale contracts	$1,046,567	$1,587,427	$2,466,605	$3,170,795
Retail contracts	$521,085	$601,707	$1,167,602	$1,227,896
Other transaction and processing fees	$432,383	$392,806	$979,821	$774,142
Total transactions and processing fees	$2,000,035	$2,581,940	$4,614,028	$5,172,834

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

Transaction and processing fees

Fees for the Company’s transaction and processing arrangements are typically billed and paid on a monthly basis. The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar, volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. These merchant services represent a single performance obligation satisfied over time and that the same measure of progress should be used to measure the Company’s progress toward complete satisfaction of the performance obligation. The Company will recognize revenue on a monthly basis as the services are transferred to the customer in short daily increments that qualify for series guidance as the best measure of the transfer of control.

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

Deferred Revenue

From time to time the Company may launch new products or services to its merchants. In the event step 1 under ASC 606 is not met, the Company will record deferred revenue upon receipt of the payment by the customer. In November 2019, the Company began billing existing merchants for its cloud-based omni-channels software, ShopFast. Merchants are billed monthly with the ability to opt out and receive a refund for up to 30 days after they are billed. Due to the lack of historical data related to these services, customer activity and the associated billings and refunds, $99,594 was recorded as deferred revenue as of December 31, 2019. All of the deferred revenue, net of any refunds, was recognized in the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company determined it had sufficient information to determine Step 1 was achieved, and therefore recognized all revenue that was previously deferred. As such, $99,594 of revenue recognized during the six months ended June 30, 2020 pertained to services provided in the prior period.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions began to increase whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the response to the COVID-19 pandemic relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of anticipated decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. However, additional closings and reopenings of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

At June 30, 2020, the Company had cash of $330,437 and a working capital deficit of $1,525,475. For the three and six months ended June 30, 2020, the Company’s net loss was $510,409 and $1,052,616, respectively. In addition, as of June 30, 2020, the Company was not in compliance with certain financial covenants required by the Credit Agreement.

As a result of these factors, the Company determined it was necessary to review its cash flow for 2020 and an overall analysis of market trends to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. The Company also determined it was necessary to take certain corporate actions, including reducing discretionary expenses and amending its existing senior indebtedness as discussed below, in order to ensure it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

On August 11, 2020, the Company closed an offering of its securities (the “Offering”) for gross proceeds of $6.45 million. The Company sold 700,000 units consisting of (a) one share of our common stock; (b) two Series A Warrants, and (c) one-half of one Series B warrant. In addition, the underwriter fully exercised its option to purchase 210,000 Series A warrants and 52,500 Series B warrants. While 20% of the net proceeds of $5.5 million was used to repay a portion of our outstanding Term Loan, immediately following the Offering, the Company had cash of $5.6 million on hand. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its condensed consolidated financial statements are issued.

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan.

As a result of the improved transaction volume trends the Company experienced in the months of May and June, as well as the above discussed capital raises, the Company believes it has sufficient liquidity in order to sustain operations for a period of at least twelve months from the date its condensed consolidated financial statements are issued.

Additional Information Regarding Our Credit Agreement

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

Although, we believe we are currently in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

Pursuant to the terms of the Credit Agreement, the Company is required to maintain the following financial covenants in order to avoid an event of default: (1) a Fixed Charge Coverage Ratio (“FCCR”) not less than 1.20:1.00, measured in each case on a trailing twelve month basis and (2) net revenue of the Company shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000. on a trailing twelve-month basis. The Fixed Charge Coverage Ratio is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company. On August 10, 2020 GACP, as agent to the senior lenders, waived the Company’s default on June 30, 2020 of the financial covenant relating to the FCCR. GACP further acknowledged and agreed that the Company’s payment of 20% of the net proceeds of its public offering which closed on August 11, 2020 does not constitute a scheduled payment required to be included when calculating the Fixed Charge Coverage Ratio.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	June 30, 2020	December 31, 2019
Merchant Portfolios	$2,315,000	$2,190,000
Less Accumulated Amortization	(1,011,190)	(854,761)
Net residual portfolios	$1,303,810	$1,335,239

	June 30, 2020	December 31, 2019
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(750,000)	(500,000)
Net trade name	$1,750,000	$2,000,000

Amortization expense for the three months ended June 30, 2020 and 2019 was $203,214 and $178,782, respectively.

Amortization expense for the six months ended June 30, 2020 and 2019 was $406,429 and $406,429, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2020 (remainder of year)	$406,429
2021	$812,857
2022	$812,857
2023	$479,524
2024	$312,857
Thereafter	$229,286
Total	$3,053,810

The weighted average remaining useful life of amortizing intangible assets was 3.58 years at June 30, 2020.

NOTE 5 – NOTE PAYABLE

On April 8, 2018, eVance, Omnisoft, and CrowdPay, (collectively, the “Borrowers”), entered into a term loan of $12,500,00 with GACP (the “Term Loan”) to the which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”).

On April 24, 2020, the Company entered into Amendment No. 4 to Loan and Security Agreement amending the Credit Agreement. The purpose of Amendment No. 4 was to extend the Maturity Date of the indebtedness and to waive certain outstanding events of default. Specifically, the Maturity Date of the indebtedness was extended for one year to April 9, 2022. The lenders also waived the Company’s existing default under the Credit Agreement from the date the default occurred until the date of Amendment No. 4. These defaults were: (i) failure to notify the Agent that one or more of the Loan Parties received proceeds from litigation above $99,999.99 and use the proceeds to make a prepayment of the Loans, (ii) one or more of the Loan Parties incurred indebtedness in an aggregate amount of $386,467 during fiscal year 2019 as a result of not reimbursing business expenses paid by Mr. Yakov in the ordinary course, which indebtedness is not permitted under Section 5.23(f) of the Credit Agreement (“Debt Default”) and (iii) Lender had not received financial statements and covenant compliance certificate of the Company as parent guarantor and the Borrowers for the fiscal year ended December 31, 2019 within 90-days of such fiscal year end as required by Section 5.15(a) of the Credit Agreement. In addition, Amendment No. 4 provides the Company with a limited waiver permitting the Company to incur government funded indebtedness from the United States CARES Act loan programs. Further, the financial covenants were amended whereby Consolidated Net Revenue for any rolling 12-month period shall not be less than $9,000,000 until June 30, 2021 and $10,000,000 from and after July 1, 2021. Further, Amendment No. 4 requires that the Company pay 100% of the proceeds from any favorable judgments from ongoing litigation and 20% of the net proceeds from any future equity offering completed by the Company to reduce the principal of the Term Loan and such payment was made following the closing of the Offering.

The Term Loan matures in full on April 9, 2022, the third anniversary of the Closing. $1,000,000 of the principal amount under the Term Loan was repaid on to July 31, 2018, and an additional $2,000,000 in principal was paid on November 14, 2018. Additionally, the Company paid $125,000 of the Term Loan upon execution of Amendment No. 4 in April 2020 and the Company agreed to make a monthly payment of $25,000 per month, commencing May 1, 2020 and on the first business day of each calendar month thereafter, with the remaining principal due upon maturity. The Term Loan can be prepaid without penalty in part by the Loan Parties with ten days’ prior written notice to the Agent, and in full within thirty days’ prior written notice. The Term Loan is subject to an interest rate of 9.0% per annum, payable monthly in arrears.

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

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into, including at June 30, 2020, and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms Total interest expense for the three and six months ended June 30, 2020 was $213,431 and $429,556, respectively, $69,938 of which is accrued as of June 30, 2020. Total interest expense for the GACP loan incurred during the three and six months ended June 30, 2019 was $216,125 and $429,827, respectively. Accrued interest as of December 31, 2019 was $73,625.

On May 6, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $236,231 (the “PPP Loan”). The PPP Loan matures on May 7, 2022 and bears interest at 1% per annum. Monthly amortized principal and interest payments are deferred for 6 months after the date of the agreement. The Paycheck Protection Program provides that the use of PPP Loan proceeds shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. The loan has been accounted for as long-term debt, which, if forgiven will result in a gain on forgiveness of debt.

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

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	—
Granted	6,667	$0.001	—
Exercised	—	$—	—
Forfeited	—	$—	—
Options outstanding June 30, 2020	285,173	$0.0001	$2,994,269
Shares exercisable at June 30, 2020	112,735	$0.0001	$1,183,698

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

Total interest expense on the loans from Mr. Herzog for the three and six months ended June 30, 2020 was $89,753 and $179,506, respectively. Total accrued interest as of June 30, 2020 and December 31, 2019 was $582,355 and $402,849, respectively.

On May 13, 2020, Mr. Herzog agreed to convert, concurrently with the public offering of the Company’s securities, $3,522,191 in principal amount of indebtedness (plus any additional accrued interest and other fees thereon that accrues prior to the offering) into shares of convertible Series A Preferred Stock to be designated concurrently with the offering. On July 24, 2020, the terms of such conversion were amended such that Mr. Herzog agreed to convert such an aggregate of $3,582,355 of indebtedness and accrued interest into Series A Preferred Stock and warrants to purchase common stock at an exercise price determined by the public offering (“Conversion Warrants”), which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the public offering. The Company has determined Mr. Herzog’s debt is being extinguished in order to protect his equity investment in the Company. Mr. Herzog is considered a principal owner with 10.3% of voting interests of the Company prior a conversion. The Company believes the equity investment in the Company is significant and indicates that Mr. Herzog entered into the exchange to protect his equity investment. In accordance with ASC 470-50-40-2, an extinguishment transaction between related entities may be capital transactions. If the extinguishment accounting is applied, any gain or loss that results should be reflected in equity. As a result, we believe the extinguishment did not and will not have any impact to the Company’s future financial statements.

As of June 30, 2020 and December 31, 2019, the Company has total accrued compensation due to Mr. Yakov of $568,027 and $568,027, respectively, and advances to be repaid to Mr. Yakov of $17,684 and $17,684, respectively.

Mr. Yakov, CEO has loaned funds to the Company for working capital purposes. As of June 30, 2020 and December 31, 2019 the balance on these loans is $386,467 and $386,467, respectively. The loans are unsecured, bear interest at 12% and are due on demand. As of June 30, 2020 and December 31, 2019 there is $45,394 and $22,279 of interest accrued, respectively, on these loans. Interest expense for the three months ended June 30, 2020 and 2019 was $11,563 and $3,753, respectively. Interest expense for the six months ended June 30, 2020 and 2019 was $23,125 and $4,937, respectively.

On May 13, 2020, Mr. Yakov agreed to convert, concurrently with the public offering of the Company’s securities, $1,011,016 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses, most of which was outstanding for more than one year, (plus any additional accrued interest and other fees thereon that accrues prior to the offering), into shares of convertible Series A Preferred Stock to be designated concurrently with the offering. On July 24, 2020, the terms of such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of accrued salary, indebtedness and accrued interest into Series A Preferred Stock and Conversion Warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the offering.  In accordance with ASC 470-50-40-2, an extinguishment transaction between related entities may be a capital transaction. If the extinguishment accounting is applied, any gain or loss that results will be reflected in equity. As a result, we believe the extinguishment did not and will not have any impact to the Company’s future financial statements and further disclosures related to ASC 855-10-50-2 is not necessary.

NOTE 8 — PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. No shares of preferred stock are currently issued or outstanding.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000.00 per share. Holders of Series A Preferred Stock are entitled to the following rights and preferences:

Dividends

The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum. Dividends accrue quarterly. Dividends are be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company.

Conversion

The Series A Preferred Stock holders may convert, at their option, on or after the date on which the Term Loan is repaid in full, each share of Series A Preferred Stock (along with accrued but unpaid dividends thereon) into such number of shares of common stock as determined by dividing the Stated Value by the conversion price. The conversion price for the Series A Preferred Stock will be equal to the offering price per Unit in this offering and will be subject to adjustment for splits and the like. The holders of Series A Preferred Stock will only be permitted to convert their shares of Series A Preferred Stock into shares of common stock at such time as the Term Loan has been repaid in full and there is no further outstanding obligations regarding such indebtedness.

Voting

Each holder of a share of Series A Preferred Stock will have the right to vote its shares of Series A Preferred Stock with the common stock on an as-converted basis, and with respect to such votes, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, to notice of any stockholders’ meeting in accordance with the Company’s bylaws, and shall be entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. Fractional votes shall not be permitted, and such shares shall be rounded up.

Liquidation Preference

Each share of Series A Preferred Stock will have a liquidation preference equal to the Stated Value plus any accrued but unpaid dividends thereon. In the event of a liquidation, dissolution or winding up of the Company (which includes any merger, reorganization, sale of assets in which control of the Company is transferred or event which results in all or substantially all of the Company’s assets being transferred), the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, before any payment is made to the holders of the Company’s common stock and either in preference to or pari pasu with the holders of any other series of preferred stock that may be issued in the future, a per share amount equal to the liquidation preference.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of June 30, 2020, no bonuses have been earned or paid.

Office Lease

On June 24, 2020, eVance, Inc. (“eVance”), a Delaware corporation and an indirect, wholly owned subsidiary of The OLB Group, Inc. (the “Company”), entered into a Lease Agreement dated June 24, 2020 (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease is for thirty-nine (39) months commencing September 1, 2020. The monthly base rent is $8,019.38 for the first twelve (12) months increasing thereafter to $8,767.85. The total rent for the entire lease term is $315,043.90 and $8,767.85 is payable as a security deposit.  The first three months of rent will be abated so long as eVance is not in default of any portion of the Lease.

NOTE 10 – SUBSEQUENT EVENTS

On July 24, 2020, the terms of the agreement whereby Mr. Herzog agreed to convert, concurrently with the public offering of the Company’s securities, $3,522,191 in principal amount of indebtedness (plus any additional accrued interest and other fees thereon that accrues prior to the offering) into shares of convertible Series A Preferred were amended such that Mr. Herzog agreed to convert such an aggregate of $3,582,355 of indebtedness and accrued interest into Series A Preferred Stock and Conversion Warrants, which Series A Preferred Stock and Conversion Warrants would be issued concurrently with the closing of the public offering. On August 11, 2020, Mr. Herzog converted $3,612,940 of indebtedness into 3,612 shares of Series A Preferred Stock (the terms of which are described below) and 802,875 Series A Conversion Warrants with an exercise price of $9.00 and 200,719 Series B Conversion Warrants with an exercise price of $4.50.

On July 24, 2020, the terms of the agreement whereby Mr. Yakov agreed to convert, concurrently with the public offering of the Company’s securities, $1,017,753 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses (plus any additional accrued interest and other fees thereon that accrues prior to the offering), into shares of convertible Series A Preferred Stock to be designated concurrently with the offering such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of accrued salary, indebtedness and accrued interest into Series A Preferred Stock and conversion warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the offering. On August 11, 2020, Mr. Yakov converted $1,021,512 of indebtedness into 1,021 shares of Series A Preferred Stock (the terms of which are described below) and 227,003 Series A Conversion Warrants with an exercise price of $9.00 and 56,751 Series B Conversion Warrants with an exercise price of $4.50.

On August 10, 2020, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations provides that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000.00 per share. Holders of Series A Preferred Stock are entitled to the following rights and preferences: (a) the Series A Preferred Stock holders are entitled to receive cash dividends at a rate per share (as a percentage of  the Stated Value per share) of 12% per annum. Dividends accrue quarterly. Dividends are be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company; (b) the Series A Preferred Stock holders may convert, at their option, on or after the date on which the Term Loan is repaid in full, each share of Series A Preferred Stock (along with accrued but unpaid dividends thereon) into such number of shares of common stock as determined by dividing the Stated Value by the conversion price. The conversion price for the Series A Preferred Stock will be equal to the offering price per Unit in this offering and will be subject to adjustment for splits and the like. The holders of Series A Preferred Stock will only be permitted to convert their shares of Series A Preferred Stock into shares of common stock at such time as the Term Loan has been repaid in full and there is no further outstanding obligations regarding such indebtedness; (c) each holder of a share of Series A Preferred Stock will have the right to vote its shares of Series A Preferred Stock with the common stock on an as-converted basis, and with respect to such votes, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, to notice of any stockholders’ meeting in accordance with the Company’s bylaws, and shall be entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. Fractional votes shall not be permitted and such shares shall be rounded up; and (d) each share of Series A Preferred Stock will have a liquidation preference equal to the Stated Value plus any accrued but unpaid dividends thereon. In the event of a liquidation, dissolution or winding up of the Company (which includes any merger, reorganization, sale of assets in which control of the Company is transferred or event which results in all or substantially all of the Company’s assets being transferred), the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, before any payment is made to the holders of the Company’s common stock and either in preference to or pari pasu with the holders of any other series of preferred stock that may be issued in the future, a per share amount equal to the liquidation preference.

On August 10, GACP, as agent to the senior lenders, waived the Company’s default on June 30, 2020 of the financial covenant relating to the FCCR as a result of payment of the $25,000 monthly principal. GACP further acknowledged and agreed that the Company’s payment of 20% of the net proceeds of its public offering which closed on August 11, 2020 does not constitute a scheduled payment required to be included when calculating the Fixed Charge Coverage Ratio.

On August 6, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., acting as representative of the underwriters (“Aegis”), pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 700,000 units (the “Units”), with each Unit consisting of: (a) one share of our common stock; (b) two Series A warrants (the “Series A Warrants”), with each Series A Warrant entitling the holder thereof to purchase one share of our common stock at an exercise price equal to $9.00 per share, exercisable until the fifth anniversary of the issuance date, subject to their earlier redemption as described therein; and (c) one-half of one Series B warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”), with each whole Series B Warrant entitling the holder thereof to purchase one share of common stock at an exercise price equal to $4.50 per share, exercisable until the fifth anniversary of the issuance date and subject to their earlier redemption as described therein. The Company also granted the underwriters a 45-day option to purchase up to an additional 105,000 shares of common stock, and/or an additional 210,000 Class A Warrants to purchase shares of common stock and/or an additional 52,500 Class B Warrants to purchase shares of common stock as may be necessary to cover over-allotments in connection with the Offering. The Offering, including the exercise in full of the over-allotment option for the Warrants, closed on August 11, 2020.

 The Units and the securities underlying the Units were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-232368), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on August 6, 2020 (the “Registration Statement”).

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, are expected to be approximately $5.4 million. The Company utilized $1,120,155 of the net proceeds to repay a portion of the Company’s long-term indebtedness (the “Term Loan”) and anticipates using the remainder of the net proceeds from the Offering to invest in or acquire companies or technologies that are synergistic with or complimentary to our business, expand and market our current products and for working capital and other general corporate purposes (including payment of outstanding accounts payable).

Warrants

The Warrants were issued in registered form under separate warrant agent agreements (each a “Warrant Agent Agreement”) between us and our warrant agent, Transfer Online, Inc. (the “Warrant Agent”).

Each Series A Warrant entitles the registered holder to purchase one share of our common stock at a price equal to $9.00 per share, subject to adjustment as discussed below, terminating at 5:00 p.m., New York City time, on the fifth (5th) anniversary of the date of issuance. No fractional warrants will be issued and only whole warrants are exercisable. The exercise price and number of shares of common stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation. If we fail to maintain a current prospectus or prospectus relating to the common stock issuable upon the exercise of the Series A Warrants, such holders may exercise their Series A warrants on a “cashless” basis pursuant to a formula set forth in the terms of the Series A Warrants.

Each whole Series B Warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $4.50 per share, subject to adjustment as discussed below, terminating at 5:00 p.m., New York City time, on the fifth (5th) anniversary of the date of issuance. No fractional warrants will be issued and only whole warrants are exercisable. The exercise price and number of shares of common stock issuable upon exercise of a whole Series B Warrant may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend on or recapitalization, reorganization, merger or consolidation. If we fail to maintain a current prospectus or prospectus relating to the common stock issuable upon the exercise of the Series B Warrants, such holders may exercise their Series B warrants on a “cashless” basis pursuant to a formula set forth in the terms of the Series B Warrants.

Each holder of the Warrants will be subject to a requirement that they will not have the right to exercise the Warrants to the extent that, after giving effect to such exercise, such holder (together with its affiliates) would beneficially own in excess of 4.99% (subject to increase to 9.99%) of the shares of our common stock outstanding immediately after giving effect to such exercise.

The Warrants are callable in the event that the last sales price of our common stock for any twenty (20) consecutive trading day period on or after the date of issuance (the “Measurement Period”) exceeds $9.00. The Company may, within ten (10) trading days of the end of such Measurement Period, call for the redemption of all or any portion of the outstanding and unexercised Warrants for consideration equal to the Black Scholes Value (as defined therein) of the remaining unexercised portion of the Warrants called for redemption on such date.

Pursuant to the Underwriting Agreement, the Company issued to Aegis a warrant (the “Representative’s Warrants”) to purchase 35,000 shares of common stock. The Representative’s Warrants will be exercisable at a per share exercise price equal to $11.25 and is exercisable at any time and from time to time, in whole or in part, during the four-year period commencing twelve months from the effective date of the Registration Statement. The Representative’s Warrants also provide for one demand registration right of the shares underlying the Representative’s Warrants, and unlimited “piggyback” registration rights with respect to the registration of the shares of common stock underlying the Representative’s Warrants and customary anti-dilution provisions.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, we had total revenue of $2,000,035 compared to $2,581,940 of revenue for the three months ended June 30, 2019, a decrease of $581,905 or 23%. We earned $1,831,896 in transaction and processing fees, $18,548 in merchant equipment rental and sales and $149,591 in other revenue from monthly recurring subscriptions, during the three months ended June 30, 2020, compared to $2,546,340 in transaction and processing fees, $29,414 in merchant equipment rental and sales and $6,186 in other revenue from monthly recurring subscriptions, in the same period in the prior period.

Our transaction and processing fee revenue decreased $714,444 compared with the prior period, primarily due to initial impact of the COVID-19 pandemic and the reduction in transactions processed while businesses were closed. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. The decrease was offset with an increase in our other revenue primarily due to revenue from our cloud-based omni-channels software which launched in 2019.

The following is a summary of a comparison of the number of transactions and transaction revenue for the first quarter and second quarter of 2020 and a comparison of the three months ended June 30, 2020 with the comparable period in 2019:

	First Quarter 2020	Second Quarter 2020	$ Change	% Change
Revenue	$2,613,992	$2,000,035	$(613,957)	-23%
Net Income	$(542,207)	$(510,409)	$31,798	6%
Transaction Vol	219,983,716	171,589,645	(48,394,071)	22%

	Second Quarter 2020	Second Quarter 2019	$ Change	% Change
Revenue	$2,000,035	$2,581,940	$(581,905)	-23%
Net Income	$(510,409)	$(472,838)	$(37,571)	-8%
Transaction Vol	171,589,645	226,135,952	(54,546,307)	-24%

For the three months ended June 30, 2020, we had processing and servicing costs of $1,294,604 compared to $1,678,548 of processing and servicing costs for the three months ended June 30, 2019. Processing and servicing costs decreased by $383,944 or 23% because of the decrease in the number of transactions processed during the period.

Amortization expense for the three months ended June 30, 2020 was $203,215 compared to $178,782 for the three months ended June 30, 2019, an increase of $24,433 or 14%. We recorded amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the three months ended June 30, 2020 was $317,198 compared to $366,602 for the three months ended June 30, 2019, a decrease of $49,404 or 13%. Salary and wage expense decreased in the current period due to the reductions in our sales force and other personnel made during 2019.

Outside commission expense for the three months ended June 30, 2020 was $30,266 compared to $34,442 for the three months ended June 30, 2019, a decrease of $4,176 or 12%. This was as a result of fewer transactions and revenue resulting in lower commissions for the period.

General and administrative expenses (“G&A”) for the three months ended June 30, 2020 was $350,622 compared to $488,209 for the three months ended June 30, 2019, a decrease of $137,587 or 28%. In the current period we had a decrease in audit fees of approximately 98,000, a decrease of approximately $28,670 for investor relation expense and a decrease in legal expense of approximately $18,100. We also had a reduction in the cost of travel and entertainment expenses of approximately $20,000 during April, May and June 2020 because of the COVID-19 pandemic.

For the three months ended June 30, 2020, we incurred $314,745 of interest expense, compared to $308,800 for the three months ended June 30, 2019, an increase of $5,945 or 2%. The increase in interest expense is primarily due to increased borrowings from our Chief Executive Officer during the second half of 2019.

Our net loss for the three months ended June 30, 2020 was $510,409 compared to $472,838 for the three months ended June 30, 2019. We had an increase in our net loss of $37,571 for the reasons discussed above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, we had total revenue of $4,614,028 compared to $5,172,834 of revenue for the six months ended June 30, 2019, a decrease of $558,806 or 11%. We earned $4,168,375 in transaction and processing fees, $38,810 in merchant equipment rental and sales and $406,843 in other revenue from monthly recurring subscriptions, during the six months ended June 30, 2020, compared to $5,122,624 in transaction and processing fees, $37,824 in merchant equipment rental and sales and $12,386 in other revenue from monthly recurring subscriptions in the same period in the prior period.

Our transaction and processing fee revenue decreased $954,249 in the current period primarily due to merchant attrition and the initial impact of the COVID-19 pandemic and the reduction in transactions processed while businesses were closed. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. The decrease was offset with an increase in our other revenue primarily due to revenue from our cloud-based omni-channels software which launched in 2019, of which $99,594 pertained to performance obligations completed in the prior period.

For the six months ended June 30, 2020, we had processing and servicing costs of $3,015,017 compared to $3,396,646 of processing and servicing costs for the six months ended June 30, 2019. Processing and servicing costs decreased by $381,629 or 11% because of the decrease in the number of transactions processed during the period

Amortization expense for the six months ended June 30, 2020 was $406,429 compared to $406,429 for the six months ended June 30, 2019. We record amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the six months ended June 30, 2020 was $717,386 compared to $801,395 for the six months ended June 30, 2019, a decrease of $84,009 or 10%. Salary and wage expense decreased in the current period due to the reductions in our sales force, and other personnel made during 2019.

Outside commission expense for the six months ended June 30, 2020 was $71,701 compared to $75,311 for the six months ended June 30, 2019, a decrease of $3,610 or 5%. This was as a result of fewer transactions and revenue resulting in lower commissions for the period.

G&A expense for the six months ended June 30, 2020 was $824,554 compared to $761,231 for the six months ended June 30, 2019, an increase of $63,323 or 8%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. The increase in the current period is partially due to an increase of approximately $11,300 for investor relation expense and an increase in legal expense of approximately $47,700.

For the six months ended June 30, 2020, we incurred $632,186 of interest expense, compared to $612,754 for the six months ended June 30, 2019, an increase of $19,432 or 3%. The increase in interest expense is primarily due to increased borrowings from our Chief Executive Officer during the second half of 2019.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s financial condition and results of operations for the next fiscal year 2020 may be adversely affected by the recent COVID-19 outbreak.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, have experienced and continue to experience a significant impact of the COVID-19 pandemic in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope of the ongoing pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of the ongoing COVID-19 pandemic during 2020 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

The Company has already experienced certain disruptions to its business and disruptions for the Company’s customers and merchants that may materially affect the number of transactions processed by the Company. Similarly, the response to and duration of the COVID-19 pandemic could have a long-term impact on the Company’s customers and/or merchants during and after 2020 which could reduce their demand for Company products. The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results for 2020 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic. Accordingly, the COVID-19 pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2020 and beyond.

Changes in Cash Flows

For the six months ended June 30, 2020, $90,595 in cash was used by operating activities, which included our net loss, offset by $416,005 for amortization and depreciation expense, $149,192 for stock-based compensation and net changes in operating assets and liabilities of $396,824. For the six months ended June 30, 2019, $188,957 in cash was used by operating activities, offset by $422,502 for amortization and depreciation expense, $132,525 for stock-based compensation, and net changes in operating assets and liabilities of $135,799.

For the six months ended June 30, 2020 and 2019, we used $125,000 and $0, respectively, of cash used for investing activities. The $125,000 represents the purchase price in connection with the POSaBIT Asset Acquisition.

For the six months ended June 30, 2020, $22,815 in cash was used by financing activities for deferred offering costs, $175,000 was repaid on our loan to GACP and we received $236,231 from the Paycheck Protection Program loan under the CARES Act. During six three months ended June 30, 2019, $132,789 in cash was provided by financing activities from related party loans.

Liquidity and Capital Resources

In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions began to increase whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the response to the COVID-19 pandemic relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of anticipated decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. However, additional closings and reopenings of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

At June 30, 2020, the Company had cash of $330,437 and a working capital deficit of $1,525,475. For the three and six months ended June 30, 2020, the Company’s net loss was $510,409 and $1,052,616, respectively. In addition, as of June 30, 2020, the Company was not in compliance with certain financial covenants required by the Credit Agreement.

As a result of these factors, the Company determined it was necessary to review its cash flow for 2020 and an overall analysis of market trends to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. The Company also determined it was necessary to take certain corporate actions, including reducing discretionary expenses and amending its existing senior indebtedness as discussed below, in order to ensure it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

On August 11, 2020, the Company closed an offering of its securities (the “Offering”) for gross proceeds of $6.45 million. The Company sold 700,000 units consisting of (a) one share of our common stock; (b) two Series A Warrants, and (c) one-half of one Series B warrant. In addition, the underwriter fully exercised its option to purchase 210,000 Series A warrants and 52,500 Series B warrants. While 20% of the net proceeds of $5.5 million was used to repay a portion of our outstanding Term Loan, immediately following the Offering, the Company had cash of $5.6 million on hand. As such, the Company believes it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date its condensed consolidated financial statements are issued.

On August 11, 2020, Mr. Herzog converted $3,612,940 of indebtedness into 3,612 shares of Series A Preferred Stock (the terms of which are described below) and 802.875 Series A Conversion Warrants with an exercise price of $9.00 and 200,719 Series B Conversion Warrants with an exercise price of $4.50.

Also on August 11, 2020, Mr. Yakov converted $1,021,512 of indebtedness into 1,021 shares of Series A Preferred Stock (the terms of which are described below) and 227,003 Series A Conversion Warrants with an exercise price of $9.00 and 56,751 Series B Conversion Warrants with an exercise price of $4.50.

Following the reduction in the Term Loan and conversion of debt held by Messrs. Herzog and Yakov, the Company has $8.4 million of outstanding debt.

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan.

As a result of the improved transaction volume trends the Company experienced in the months of May and June, as well as the above discussed capital raises, the Company believes it has sufficient liquidity in order to sustain operations for a period of at least twelve months.

Additional Information Regarding Our Credit Agreement

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

Although, we believe we are currently in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

Pursuant to the terms of the Credit Agreement, the Company is required to maintain the following financial covenants in order to avoid an event of default: (1) a Fixed Charge Coverage Ratio (“FCCR”) not less than 1.20:1.00, measured in each case on a trailing twelve month basis and (2) net revenue of the Company shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000. on a trailing twelve-month basis. The Fixed Charge Coverage Ratio is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company. On August 10, 2020 GACP, as agent to the senior lenders, waived the Company’s default on June 30, 2020 of the financial covenant relating to the FCCR. GACP further acknowledged and agreed that the Company’s payment of 20% of the net proceeds of its public offering which closed on August 11, 2020 does not constitute a scheduled payment required to be included when calculating the Fixed Charge Coverage Ratio.

Other Indebtedness

On July 24, 2020, the terms of the agreement whereby Mr. Herzog agreed to convert, concurrently with the public offering of the Company’s securities, $3,522,191 in principal amount of indebtedness (plus any additional accrued interest and other fees thereon that accrues prior to the offering) into shares of convertible Series A Preferred were amended such that Mr. Herzog agreed to convert such an aggregate of $3,582,355 of indebtedness and accrued interest into Series A Preferred Stock and Conversion Warrants, which Series A Preferred Stock and Conversion Warrants would be issued concurrently with the closing of the public offering. On August 11, 2020, Mr. Herzog converted $3,612,940 of indebtedness into 3,612 shares of Series A Preferred Stock (the terms of which are described below) and 802,875 Series A Conversion Warrants with an exercise price of $9.00 and 200,719 Series B Conversion Warrants with an exercise price of $4.50.

On July 24, 2020, the terms of the agreement whereby Mr. Yakov agreed to convert, concurrently with the public offering of the Company’s securities, $1,011,016 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses (plus any additional accrued interest and other fees thereon that accrues prior to the offering), into shares of convertible Series A Preferred Stock to be designated concurrently with the offering such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of accrued salary, indebtedness and accrued interest into Series A Preferred Stock and conversion warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the offering. On August 11, 2020, Mr. Yakov converted $1,021,512 of indebtedness into 1,021 shares of Series A Preferred Stock (the terms of which are described below) and 227,003 Series A Conversion Warrants with an exercise price of $9.00 and 56,751 Series B Conversion Warrants with an exercise price of $4.50.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the quarter ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. The following risk factors should be considered in addition to those provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition, our Credit Agreement also requires us to comply with certain financial covenants. Specifically, we are required to maintain a minimum consolidated Fixed Charge Coverage Ratio (“FCCR”) and a minimum revenue for the trailing twelve-month period, each as measured on certain fixed measurement dates. The FCCR is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company. On August 10, GACP, as agent to the senior lenders, waived the Company’s default on June 30, 2020 of the FCCR financial covenant. GACP further acknowledged and agreed that the Company’s payment of 20% of the net proceeds of its public offering which closed on August 11, 2020 does not constitute a scheduled payment required to be included when calculating the FCCR.

Although, as a result of the waiver on August 10, 2020, we believe that we are currently in compliance with the terms of the Credit Agreement, including the financial covenants, we have not complied with these obligations at various times since the Credit Agreement was entered into and cannot guarantee that we will be able to comply with these obligations in the future.  If we are unable to stay in compliance with the terms of the Credit Agreement, we will need to obtain waivers and/or modifications of these provisions to avoid an acceleration event under the Credit Agreement. Our ongoing ability to comply with these covenants may be affected by events beyond our control and these covenants could limit our ability to finance our future operations and our ability to pursue acquisitions and other business activities. The acceleration of our obligations under the Credit Agreement would have a material adverse effect on our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)