Form 10-Q
period 2020-09-30
OLB GROUP, INC.
filed 2020-11-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, there were 6,160,054 shares of the issuer’s common stock.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,122,640	$507,616
Accounts receivable, net	420,074	479,404
Prepaid expenses	16,457	16,706
Other current assets	17,046	108,278
Total Current Assets	4,576,217	1,112,004

Other Assets:
Property and equipment, net	23,359	36,653
Intangible assets, net	2,856,720	3,335,239
Deferred offering costs	-	210,305
Goodwill	6,858,216	6,858,216
Operating lease right to use asset	290,863	-
Other long-term assets	384,140	316,512
TOTAL ASSETS	$14,989,515	$11,868,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$458,581	$592,853
Accrued expenses – related party	-	1,012,023
Accrued expenses	171,371	78,392
Operating lease liability – current portion	83,816	-
Deferred revenue	-	99,594
Note payable – current portion	450,000	325,000
Note payable – related parties – current portion	-	386,467
Total Current Liabilities	1,163,768	2,494,329
Long Term Liabilities:
Note payable – related party	-	3,000,000
Notes payable, net of current portion	7,916,076	9,175,000
Operating lease liability – net of current portion	207,330	-
Total Liabilities	9,287,174	14,669,329

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 and no shares issued and outstanding, respectively	46	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,160,054 and 5,411,905 shares issued and outstanding, respectively	616	541
Additional paid-in capital	26,263,532	16,050,938
Accumulated deficit	(20,561,853)	(18,851,879)
Total Stockholders’ Equity (Deficit)	5,702,341	(2,800,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,989,515	$11,868,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Transaction and processing fees	$2,128,771	$2,455,937	$6,297,146	$7,578,561
Merchant equipment rental and sales	22,018	15,294	60,828	53,118
Other revenue from monthly recurring subscriptions	157,248	6,201	564,091	18,587
Total revenue	2,308,037	2,477,432	6,922,065	7,650,266

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,486,257	1,700,048	4,501,274	5,096,694
Amortization expense	222,090	203,214	628,519	609,643
Salaries and wages	318,682	342,338	1,036,068	1,143,733
General and administrative expenses	706,430	316,962	1,602,685	1,153,504
Total operating expenses	2,733,459	2,562,562	7,768,546	8,003,574

Loss from operations	(425,422)	(85,130)	(846,481)	(353,308)

Other Income (Expense):
Interest expense	(199,891)	(218,500)	(629,446)	(648,015)
Interest expense, related party	(33,320)	(97,889)	(235,951)	(281,128)
Other income	1,275	(340	1,904	809
Total other expense	(231,936)	(316,729)	(863,493)	(928,334)

Net Loss	$(657,358)	$(401,859)	$(1,709,974)	$(1,281,642)

Net loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.31)	$(0.24)

Weighted average shares outstanding, basic and diluted	5,849,806	5,466,501	5,558,938	5,447,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	-	$-	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	-	-	74,596	-	74,596
Net loss	-	-	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	-	-	5,411,905	541	16,125,534	(19,394,086)	(3,268,011)
Stock based compensation	-	-	-	-	74,596	-	74,596
Net loss	-	-	-	-	-	(510,409)	(510,409)
Balance at June 30, 2020	-	-	5,411,905	541	16,200,130	(19,904,495)	(3,703,824)
Stock based compensation	-	-	-	-	74,596	-	74,596
Conversion of debt – related party	4,633	46	-	-	4,634,396	-	4,634,442
Common stock units sold for cash	-	-	700,000	70	4,942,811	-	4,942,881
Warrants sold for cash	-	-	-	-	155,380	-	155,380
Warrants converted to common stock	-	-	21,150	2	94,498	-	94,500
Common stock issued to directors	-	-	26,999	3	161,721	-	161,724
Net loss	-	-	-	-	-	(657,358)	(657,358)
Balance at September 30, 2020	4,633	$46	6,160,054	$616	$26,263,532	$(20,561,853)	$5,702,341

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2019	5,411,905	$541	$15,785,888	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(406,945)	(406,945)
Balance at March 31, 2019	5,411,905	541	15,852,150	(17,915,412)	(2,062,721)
Stock based compensation	-	-	66,263	-	66,263
Net loss	-	-	-	(472,838)	(472,838)
Balance at June 30, 2019	5,411,905	541	15,918,413	(18,388,250)	(2,469,296)
Stock based compensation	-	-	66,262	-	66,262
Net loss	-	-	-	(401,859)	(401,859)
Balance at September 30, 2019	5,411,905	$541	$15,984,675	$(18,790,109)	$(2,804,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,709,974)	$(879,783)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	616,813	422,502
Stock based compensation	223,788	132,525
Common stock issued for services – related party	161,724	-
Operating lease expense	283	-
Changes in assets and liabilities:
Accounts receivable	59,330	(103,282)
Prepaid expenses and other current assets	91,481	4,704
Other long-term assets	(67,628)	(5,353)
Accounts payable	(134,272)	75,862
Accrued expenses – related party	235,952	172,626
Other accrued liabilities	92,979	(8,758)
Deferred revenue	(99,594)	-
Net Cash used in Operating Activities	(529,118)	(188,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(125,000)	-
Net Cash used in Investing Activities	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-	132,789
Proceeds from note payable	236,231	-
Payments on note payable	(1,370,155)	-
Warrants converted to common stock	94,500	-
Proceeds from sale of common stock units	4,942,881	-
Proceeds from sale of warrants	155,380	-
Payment of offering costs	210,305	-
Net Cash provided by Financing Activities	4,269,142	132,789

Net Change in Cash	3,615,024	(56,168)
Cash – Beginning of Period	507,616	111,586
Cash – End of Period	$4,122,640	$55,418

Cash Paid For:
Interest	$636,861	$442,250
Income taxes	$-	$-
Supplemental non-cash disclosure:
Establish operating lease asset and related liability	$323,812	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, it is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning. At September 30, 2020, most employees were no longer working remotely. However, the Company continues to monitor and follow the advice of federal and state authorities.

The Company has experienced disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume during some months. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May and in June through September, the number and amount of transactions continued to steadily increase whereby they are meeting expectations. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume.

We do estimate that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the end of the COVID-19 pandemic or the response to the COVID-19 pandemic relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of decline from prior year is unknown, but it will be impacted until such time when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. The Company does not anticipate that the pandemic will continue to have a material impact on the Company’s business or liquidity. However, additional closings and reopenings of businesses in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019 included in the Company’s Form 10-K. The results of the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2020 and the results of operations and cash flows presented herein have been included in the interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2020.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three and nine months ended September 30, 2020 and 2019 does not include warrants to acquire 3,353,698 and 40,000 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2020 and 2019 includes 112,735 and 55,257 vested options, respectively, due to the nominal exercise price of the options. The weighted average number of common shares for the three and nine months ended September 30, 2020 and 2019 does not include 172,437 and 223,250 unvested options, respectively, to purchase common stock because of their anti-dilutive effect.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from contracts with customers:
Wholesale contracts	$1,293,217	$1,544,775	$3,759,822	$4,715,570
Retail contracts	$601,118	$682,598	$1,768,720	$1,910,494
Other transaction and processing fees	$413,702	$250,059	$1,393,523	$1,024,202
Total Revenue	$2,308,037	$2,477,432	$6,922,065	$7,650,266

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

Deferred Revenue

From time to time the Company may launch new products or services to its merchants. In the event step 1 under ASC 606 is not met, the Company will record deferred revenue upon receipt of the payment by the customer. In November 2019, the Company began billing existing merchants for its cloud-based omni-channels software, ShopFast. Merchants are billed monthly with the ability to opt out and receive a refund for up to 30 days after they are billed. Due to the lack of historical data related to these services, customer activity and the associated billings and refunds, $99,594 was recorded as deferred revenue as of December 31, 2019. All of the deferred revenue, net of any refunds, was recognized in the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company determined it had sufficient information to determine Step 1 was achieved, and therefore recognized all revenue that was previously deferred. As such, $99,594 of revenue recognized during the nine months ended September 30, 2020 pertained to services provided in the prior period.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. We adopted the ASU effective January 1, 2020, using the modified retrospective transition method. Under this method, there was no cumulative impact adjustment necessary with the adoption to our accumulated deficit on January 1, 2020. Our condensed consolidated financial statements for periods ending after January 1, 2020 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840.

Recent Accounting Standards

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842).  This new guidance became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions began to increase whereby they were 5% higher than in April, and in June, transactions were 7% higher than May and in June through September, the number and amount of transactions continued to steadily increase whereby they are meeting expectations. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the end of the COVID-19 pandemic or the response to the COVID-19 pandemic fully relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of anticipated decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. The Company does not anticipate that the pandemic will continue to have a material impact on the Company’s business or liquidity. However, additional closings and reopenings of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through September 2020.

At September 30, 2020, the Company had cash of $4,122,640 and working capital of $3,412,449. For the three and nine months ended September 30, 2020, the Company’s net loss was $657,358 and $1,709,974, respectively. In addition, as of September 30, 2020, the Company was not in compliance with certain financial covenants required by the Credit Agreement.

As a result of these factors, the Company determined it was necessary to review its cash flow for 2020 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. The Company also determined it was necessary to take certain corporate actions, including reducing discretionary expenses and amending its existing senior indebtedness as discussed below, in order to ensure it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

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

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds were limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan.

As a result of the improved transaction volume trends the Company experienced in the three months ended September 30, 2020, as well as the above discussed capital raises, the Company believes it has sufficient liquidity in order to sustain operations for a period of at least twelve months from the date its condensed consolidated financial statements are available to be issued.

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

Although, we believe we are currently in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	September 30, 2020	December 31, 2019
Merchant Portfolios	$2,340,000	$2,190,000
Less Accumulated Amortization	(1,108,280)	(854,761)
Net residual portfolios	$1,231,720	$1,335,239

	September 30, 2020	December 31, 2019
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(875,000)	(500,000)
Net trade name	$1,625,000	$2,000,000

Amortization expense for the three months ended September 30, 2020 and 2019 was $222,090 and $203,214, respectively.

Amortization expense for the nine months ended September 30, 2020 and 2019 was $628,519 and $609,643, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2020 (remainder of year)	$215,904
2021	863,615
2022	863,615
2023	496,443
2024	312,857
Thereafter	104,286
Total	$2,856,720

The weighted average remaining useful life of amortizing intangible assets was 3.33 years at September 30, 2020.

NOTE 5 – NOTE PAYABLE

On April 8, 2018, eVance, Omnisoft, and CrowdPay, (collectively, the “Borrowers”), entered into a term loan of $12,500,000 with GACP (the “Term Loan”) to the which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”).

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

Although, following the execution of Amendment No. 4, we are in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into, including at June 30, 2020, and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. Although it has entered into Amendment No. 4 which extended the maturity date, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt either with new debtholders. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms Total interest expense for the three and nine months ended September 30, 2020 was $199,890 and $629,446, respectively, $60,974 of which is accrued as of September 30, 2020. Total interest expense for the GACP loan incurred during the three and nine months ended September 30, 2019 was $218,500 and $648,375, respectively. Accrued interest as of December 31, 2019 was $73,625.

See Note 12- Subsequent Events for additional information about the Credit Agreement.

On May 6, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $236,231 (the “PPP Loan”). The PPP Loan matures on May 7, 2022 and bears interest at 1% per annum. Monthly amortized principal and interest payments are deferred for 6 months after the date of the agreement. The Paycheck Protection Program provides that the use of PPP Loan proceeds were limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company believes it has used the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. The loan has been accounted for as long-term debt, which, if forgiven will result in a gain on forgiveness of debt in the period forgiveness is obtained.

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

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding September 30, 2020	285,173	$0.0001	$1,069,399
Shares exercisable at September 30, 2020	112,735	$0.0001	$422,755

NOTE 7 – WARRANTS

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

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s Offering expenses, was approximately $5.6 million. The Company utilized $1,120,155 of the net proceeds to repay a portion of the Company’s long-term indebtedness (the “Term Loan”) and anticipates using the remainder of the net proceeds from the Offering to invest in or acquire companies or technologies that are synergistic with or complimentary to our business, expand and market our current products and for working capital and other general corporate purposes (including payment of outstanding accounts payable).

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

The aggregate fair value of the 35,000 warrants, totaled $363,958 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $11.25, 0.21% risk free rate, 315.6% volatility and expected life of the warrants of 6 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2019	40,000	$7.50	0.52
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
	3,353,698	4.61	4.81

(1)	Includes 210,000 Warrant A granted to Underwriters upon exercise of overallotment in connection with the Offering
(2)	Includes 52,5000 Warrant B granted to Underwriters upon exercise of overallotment in connection with the Offering

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Total interest expense on the loans from Mr. Herzog for the three and nine months ended September 30, 2020 was $33,321 and $212,827, respectively. Total accrued interest as of September 30, 2020 and December 31, 2019 was $0 and $402,849, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company has total accrued compensation due to Mr. Yakov of $0 and $568,027, respectively, and advances to be repaid to Mr. Yakov of $0 and $17,684, respectively.

Mr. Yakov, CEO has loaned funds to the Company for working capital purposes. As of September 30, 2020 and December 31, 2019 the balance on these loans is $0 and $386,467, respectively. The loans are unsecured, bear interest at 12% and are due on demand. As of September 30, 2020 and December 31, 2019 there is $0 and $22,279 of interest accrued, respectively, on these loans. Interest expense for the three months ended September 30, 2020 and 2019 was $0 and $4,375, respectively. Interest expense for the nine months ended September 30, 2020 and 2019 was $23,125 and $10,538, respectively.

On May 13, 2020, Mr. Yakov agreed to convert, concurrently with the public offering of the Company’s securities, $1,011,016 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses, most of which was outstanding for more than one year, (plus any additional accrued interest and other fees thereon that accrues prior to the offering), into shares of convertible Series A Preferred Stock to be designated concurrently with the offering. On July 24, 2020, the terms of such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of accrued salary, indebtedness and accrued interest into Series A Preferred Stock and Conversion Warrants, which Series A Preferred Stock and conversion warrants were issued concurrently with the closing of the offering.  In accordance with ASC 470-50-40-2, an extinguishment transaction between related entities may be a capital transaction. As the extinguishment accounting is applied, any gain or loss that results will be reflected in equity. As a result, the extinguishment did not have any impact to the Company’s future financial statements and further disclosures related to ASC 855-10-50-2 is not necessary.

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

On July 24, 2020, the terms of the agreement whereby Mr. Yakov agreed to convert, concurrently with the public offering of the Company’s securities, $1,017,753 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses (plus any additional accrued interest and other fees thereon that accrues prior to the offering), into shares of convertible Series A Preferred Stock to be designated concurrently with the offering such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of accrued salary, indebtedness and accrued interest into Series A Preferred Stock and conversion warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the offering. On August 11, 2020, Mr. Yakov converted $1,021,512 of indebtedness into 1,021 shares of Series A Preferred Stock (the terms of which are described in Note 10 below) and 227,003 Series A Conversion Warrants with an exercise price of $9.00 and 56,751 Series B Conversion Warrants with an exercise price of $4.50.

NOTE 9 – OPERATING LEASE

On June 24, 2020, eVance, Inc. (“eVance”), a Delaware corporation and an indirect, wholly owned subsidiary of The OLB Group, Inc. (the “Company”), entered into a Lease Agreement dated June 24, 2020 (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease is for thirty-nine (39) months commencing September 1, 2020. The monthly base rent is $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term is $315,044 and $8,768 is payable as a security deposit.  The first three months of rent will be abated so long as eVance is not in default of any portion of the Lease.

	Balance Sheet Classification	September 30, 2020
Asset
Operating lease asset	Right of use asset	$290,863
Total lease asset		$290,863

Liability
Operating lease liability – current portion	Current operating lease liability	$83,816
Operating lease liability – noncurrent portion	Long-term operating lease liability	207,330
Total lease liability		$291,146

Lease obligations at September 30, 2020 consisted of the following:

For the year ended December 31:
2020	$24,058
2021	97,202
2022	100,139
2023	94,393
Total payments	$315,792
Amount representing interest	$(24,646)
Lease obligation, net	291,146
Less current portion	(83,816)
Lease obligation – long term	$207,330

Rent expense for the three-and-nine months ended September 30, 2020 was $26,848 and $83,300, respectively. Rent expense for the three and nine months ended September 30, 2019 was $24,777 and $70,908, respectively.

At September 30, 2020, the weighted average remaining lease term is 3.17 years and the weighted average discount rate is 5%.

NOTE 10 – PREFERRED STOCK

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

Dividends

The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum. Dividends accrue quarterly. Dividends are to be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company.

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

On October 20, 2017, the Company entered into a new employment agreement with its founder and president for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). As of September 30, 2020, no bonuses have been earned or paid.

NOTE 12 – SUBSEQUENT EVENTS

Amendment No. 5 to Loan and Security Agreement

On October 23, 2020, the Company entered into Amendment No. 5 to Loan and Security Agreement (“Amendment No. 5”) amending the Loan and Security Agreement (as amended by Amendment No. 1 to Loan and Security Agreement dated July 30, 2018, Amendment No. 3 to Loan and Security Agreement dated February 5, 2019, Amendment No. 4 to Loan and Security Agreement dated April 24, 2020, the “Credit Agreement”), dated as of April 9, 2018, by and among the Company’s subsidiaries Securus365, Inc., eVance Capital, Inc., and eVance Inc., (the “Purchasers”) and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder. The purpose of Amendment No. 5 was to remove the financial covenant whereby the Company’s was required to have a Fixed Charge Coverage Ratio not be less than 1.20:1.00, measured in each case on a trailing twelve-month basis.

In consideration for the removal of the financial covenant requirement, the Credit Agreement was amended to include a requirement that the Company maintain a cash balance in its controlled operating bank account of not less than $1,000,000. Further, the repayment schedule under the note was amended whereby the Company paid an amount equal to $450,000 upon execution of Amendment No. 5.

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

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM. SecurePay.comTM, is currently used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions (though our revenue from these transactions is limited). In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This will provide the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

On May 22, 2020, the Company purchased certain assets from POSaBIT Inc. (“POSaBIT”), including its contracts and arrangements with the Doublebeam merchant payment processing platform (the “POSaBIT Asset Acquisition”). The assets included, but were not limited to, software source codes, customer lists, customer contracts, hardware and website domains. The total purchase price was $270,000 (the “Purchase Price”) with $125,000 payable at closing; (b) $25,000 payable within 90 days of the closing and (c) $120,000 payable within 180 days of the closing. The Purchase Price may be reduced by an amount that is equal to the percentage of the decrease in average monthly revenue in the period from August 1, 2020 through October 31, 2020 compared with the period from March 1, 2020 through April 30, 2020. As of the date of this Report, the Company has not finalized the calculation to determine if a reduction of the Purchase Price will occur.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, we had total revenue of $2,308,037 compared to $2,477,432 of revenue for the three months ended September 30, 2019, a decrease of $327,166 or 13%. We earned $2,128,771 in transaction and processing fees, $22,018 in merchant equipment rental and sales and $157,248 in other revenue from monthly recurring subscriptions, during the three months ended September 30, 2020, compared to $2,455,937 in transaction and processing fees, $15,294 in merchant equipment rental and sales and $6,201 in other revenue from monthly recurring subscriptions, in the same period in the prior period.

Our transaction and processing fee revenue decreased $327,166 compared with the prior period, primarily due to initial impact of the COVID-19 pandemic and the reduction in transactions processed while businesses were closed and customers stayed home in 2020. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. July, August and September have shown month over month increases of 3%, 3% and 7% respectively.

For the three months ended September 30, 2020, we had processing and servicing costs of $1,486,257 compared to $1,700,048 of processing and servicing costs for the three months ended September 30, 2019. Processing and servicing costs decreased by $213,791 or 13% because of the decrease in the number of transactions processed during the period and the reasons discussed above relating to the COVID-19 pandemic.

Amortization expense for the three months ended September 30, 2020 was $222,090 compared to $203,214 for the three months ended September 30, 2019, an increase of $18,876 or 9%. We recorded amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the three months ended September 30, 2020 was $318,682 compared to $342,338 for the three months ended September 30, 2019, a decrease of $23,656 or 7%. Salary and wage expense decreased in the current period due to the reductions in our sales force, and other personnel made during 2019.

General and administrative expenses (“G&A”) for the three months ended September 30, 2020 was $706,430 compared to $316,962 for the three months ended September 30, 2019, an increase of $389,458 or 123%. In the current period we had increases of our legal expense of approximately $37,000 and our audit expense of approximately $69,000. We also recognized an additional $170,000 of stock-based compensation in the current period.

For the three months ended September 30, 2020, we incurred $233,211 of interest expense, compared to $316,389 for the three months ended September 30, 2019, a decrease of $83,178 or 74%. The decrease in interest expense is primarily due the conversion of all related party debt during the quarter.

Our net loss for the three months ended September 30, 2020 was $657,358 compared to $401,859 for the three months ended September 30, 2019. We had an increase in our net loss of $255,499 for the reasons discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, we had total revenue of $6,922,065 compared to $7,650,266 of revenue for the nine months ended September 30, 2019, a decrease of $1,281,415 or 17%. We earned $6,297,146 in transaction and processing fees, $60,828 in merchant equipment rental and sales and $564,091 in other revenue from monthly recurring subscriptions, during the nine months ended September 30, 2020, compared to $7,578,561 in transaction and processing fees, $53,118 in merchant equipment rental and sales and $18,587 in other revenue from monthly recurring subscriptions in the same period in the prior period.

Our transaction and processing fee revenue decreased $1,281,415 in the current period primarily due to merchant attrition and the initial impact of the COVID-19 pandemic and the reduction in transactions processed while businesses were closed and customers stayed home. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. July, August and September have shown month over month increases of 3%, 3% and 7% respectively.

For the nine months ended September 30, 2020, we had processing and servicing costs of $4,501,274 compared to $5,096,694 of processing and servicing costs for the nine months ended September 30, 2019. Processing and servicing costs decreased by $595,420 or 12% because of the decrease in the number of transactions processed during the period and the reasons discussed above relating to the COVID-19 pandemic.

Amortization expense for the nine months ended September 30, 2020 was $628,519 compared to $609,643 for the nine months ended September 30, 2019, an increase of $18,876 or 3%. We record amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the nine months ended September 30, 2020 was $1,036,068 compared to $1,143,733 for the nine months ended September 30, 2019, a decrease of $107,665 or 9%. Salary and wage expense decreased in the current period due to the reductions in our sales force, and other personnel made during 2019 and 2020 and not replaced in 2020.

G&A expense for the nine months ended September 30, 2020 was $1,602,685 compared to $1,153,504 for the nine months ended September 30, 2019, an increase of $449,181 or 39%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. In the current period we incurred additional professional fees related to the completions of our public offering and amendments to our senior and subordinated loans. Audit fees were increased by approximately $39,000 and legal and other professional fees increased by approximately $123,000. We also recognized an additional $187,000 of stock-based compensation in the current period.

For the nine months ended September 30, 2020, we incurred $865,397 of interest expense, compared to $929,143 for the nine months ended September 30, 2019, a decrease of $63,746 or 19%. The decrease in interest expense is primarily due the conversion of all related party debt during the quarter.

 Our net loss for the nine months ended September 30, 2020 was $1,709,974 compared to $1,281,642 for the nine months ended September 30, 2019. We had an increase in our net loss of $428,332 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s future  financial condition and results of operations may be adversely affected by the recent COVID-19 pandemic.

The New York and Atlanta areas, which include the location of the Company’s corporate headquarters and its operations business, have experienced and continue to experience a significant impact of the COVID-19 pandemic in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope of the ongoing pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of the ongoing COVID-19 pandemic during 2020 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

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

Changes in Cash Flows

For the nine months ended September 30, 2020, $529,118 of cash was used by operating activities, which included our net loss, offset by $616,813 for amortization and depreciation expense, $223,788 for stock-based compensation and net changes in operating assets and liabilities of $340,255. For the nine months ended September 30, 2019, $188,957 in cash was used by operating activities, offset by $422,502 for amortization and depreciation expense, $132,525 for stock-based compensation, and net changes in operating assets and liabilities of $135,799.

For the nine months ended September 30, 2020 and 2019, we used $125,000 and $0, respectively, of cash used for investing activities. The $125,000 represents the purchase price in connection with the POSaBIT Asset Acquisition.

For the nine months ended September 30, 2020, we received net cash of $4,269,142 from financing activities. $1,370,155 was repaid on our loan to GACP. We received $236,231 from the Paycheck Protection Program loan under the CARES Act and a total of $4,942,881 from the sale of stock and warrants. During the nine months ended September 30, 2019, $132,789 in cash was provided by financing activities from related party loans.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash of $4,122,640 and working capital of $3,412,449. For the three and nine months ended September 30, 2020, the Company’s net loss was $657,358 and $1,709,974, respectively.

In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. July, August and September have shown month over month increases of 3%, 3% and 7%, respectively.

The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the response to the COVID-19 pandemic relaxes further stay-at-home restrictions and allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. However, additional closings and reopenings of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

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

Also, on August 11, 2020, Mr. Yakov converted $1,021,512 of indebtedness into 1,021 shares of Series A Preferred Stock (the terms of which are described below) and 227,003 Series A Conversion Warrants with an exercise price of $9.00 and 56,751 Series B Conversion Warrants with an exercise price of $4.50.

Following the reduction in the Term Loan and conversion of debt held by Messrs. Herzog and Yakov, the Company has $8.4 million of outstanding debt.

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds were limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company believes it has used the PPP Loan for permitted uses whereby it will be forgiven in full, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan.

The Company reviewed its cash flow for 2020, projected cash flow from operations for 2021 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of the improved transaction volume trends the Company experienced in the three months ended September 30, 2020, as well as the above discussed capital raises, the Company believes it has sufficient liquidity in order to sustain operations for a period of at least twelve months.

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

On October 23, 2020, the Company entered into Amendment No. 5 to Loan and Security Agreement (“Amendment No. 5”) amending the Loan and Security Agreement (as amended by Amendment No. 1 to Loan and Security Agreement dated July 30, 2018, Amendment No. 3 to Loan and Security Agreement dated February 5, 2019, Amendment No. 4 to Loan and Security Agreement dated April 24, 2020, the “Credit Agreement”), dated as of April 9, 2018, by and among the Company’s subsidiaries Securus365, Inc., eVance Capital, Inc., and eVance Inc., (the “Purchasers”) and GACP Finance Co., LLC, a Delaware limited liability company (“GACP”), as administrative agent and collateral agent (“Agent”), and as the initial sole lender thereunder. The purpose of Amendment No. 5 was to remove the financial covenant whereby the Company’s was required to have a Fixed Charge Coverage Ratio not be less than 1.20:1.00, measured in each case on a trailing twelve-month basis.

In consideration for the removal of the financial covenant requirement, the Credit Agreement was amended to include a requirement that the Company maintain a cash balance in its controlled operating bank account of not less than $1,000,000. Further, the repayment schedule under the note was amended whereby the Company paid an amount equal to $450,000 upon execution of Amendment No. 5.

Although, we believe we are currently in compliance, we have not complied with these obligations at certain times since the Credit Agreement was entered into and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. If we are not able to remain in compliance with these obligations, the creditor may accelerate the maturity of the loan or may require us to adhere to stricter financial covenants in exchange for a waiver. While we expect to comply with these financial covenants, we cannot guarantee our ability to do so. the Because the maturity date is April 9, 2022, the Company is exploring refinancing solutions for more advantageous terms for its long-term debt. If the Company is unable to refinance its debt or is unable to satisfy its obligations as they become due, the Company may be required to sell assets to repay all or part of the debt or replace the debt with less favorable terms.

Pursuant to the terms of the Credit Agreement and following Amendment No. 5, the Company is required to maintain the following financial covenants in order to avoid an event of default, ) net revenue of the Company shall not be less than (x) until June 30, 2021 $9,000,000 and (y) from and after July 1, 2021, $10,000,000. on a trailing twelve-month basis. The Fixed Charge Coverage Ratio is defined as the ratio of (A) EBITDA for each fiscal month minus unfinanced capital expenditures (but not less than zero) for such fiscal month to (B) the sum of (i) all principal payments scheduled to be made during or with respect to such period, plus (ii) all interest expense for such period paid or required to be paid in cash during such period, plus (iii) all federal, state, and local income taxes paid or required to be paid for such period, plus (iv) all cash distributions, dividends, redemptions and other cash payments made or required to be made during such period with respect to equity issued by the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the quarter ended September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)