Form 10-K
period 2020-12-31
OLB GROUP, INC.
filed 2021-03-30
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $13,248,008 based on 1,261,715 non affiliate shares outstanding at $10.50 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2021, there were 7,114,774 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

i

PART I

Item 1. Business.

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “OLB,” “we,” “us,” “our,” “our company” and “our business” refer, to The OLB Group, Inc., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

MERCHANT SERVICES

Features

Sales channels

- *Independent Sales Organizations (ISOs),*
- *Direct sales*
- *Independent Software Vendors ("ISVs")*
- *Agent banks/Credit Unions*

UNDERWRITING
RISK MONITORING
MERCHANT BOARDING
eVANCE
merchant services
CUSTOMER SUPPORT
RESIDUALS PAYMENTS SALES AGENTS & ISOS
SALES AGENTS

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

Substantially all of our revenue has been generated from our eVance business (see our financial statements and related notes included in this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information), but began generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. We expect to build out our OmniSoft software business and to rely more on our PayFac model to transition away from our reliance on our eVance business but there is no guarantee that we will be able to do so. See the section entitled “Risk Factors” in this Annual Report.

PAYMENT GATEWAY

Proprietary solution

Enables merchants to reduce transaction costs by removing the need for a third-party payment gateway.

Customizable payment gateway and virtual terminal with proprietary business management tools integrated with all our applications. Certified for Level II and Level III. Listed on Visa and MasterCard sites.

Secure Pay
OMNICOMMERCE SOLUTIONS
VISA
MasterCard

SecurePay

SecurePay is a payment gateway and virtual terminal with proprietary business management tools that is in compliance with the Payment Card Industry (PCI).

SecurePay has been certified by Visa and MasterCard (certified Level II and Level III) and finalized implementation of “3D Secure” in 2019 (a feature that is unique to what we offer in order to provide for more secure environment for E-commerce and mobile payments in-store and online).

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

Synergies between the subsidiaries

PRODUCTS & SERVICES | Synergies

MERCHANT SERVICES
OMNICOMMERCE PLATFORM
CROWFUNDING PLATFORM
PAYMENT GATEWAY

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

The Omni commerce platform will be offered to all of the merchant services clients. The offered Merchant Services products we provide will enable all processing needs for the Omni-commerce system. The gateway will allow merchants that are using the platform to accept online E-commerce transactions.

Competitive Advantages

We believe that our platform of services will provide the following key advantages.

●	Time to Market — we can create a customized website for retailers within days and have it fully operational in less than 2 weeks.

●	Cost — we believe that we are the only content service provider that does not charge a setup fee.

●	Flexibility — our platform has the flexibility to provide customized solutions for partners.

●	Pricing — we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing — we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

●	We can assist existing “brick & mortar” businesses that have inventory and fulfilment capability but do not wish to create and maintain an e-commerce website and infrastructure to sell their products.

●	We can provide a platform for early-stage companies looking for an effective and less costly way to raise capital.

Risks Associated with our Business

Our business and ability to execute our business strategy are subject to a number of risks of which you should be aware before you decide to buy our securities. In particular, you should consider the following risks, which are discussed more fully in the section entitled “Risk Factors” in this Annual Report:

●	Our acquisition of eVance and share exchange with OmniSoft and CrowdPay has collectively formed a new business platform which we are continuing to integrate into our overall operations, and which may create certain risks and may adversely affect our business, financial condition or results of operations;

●	Our failure to pay our outstanding indebtedness will result in a substantial loss of our assets;

●	We operate in a regulatory environment that is evolving and uncertain and any changes to regulations could have a material impact on our business and financial condition;

●	We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, trade secrets, copyrights and trademarks to protect our intellectual property and competitive advantage, all of which offer only limited protection meaning that we may be unable to maintain and protect our intellectual property rights and proprietary information or prevent third-parties from making unauthorized use of our technology;

●	Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants; and

●	While we believe that we have sufficient capital to continue operations for a period of at least twelve months from the date of this Annual Report, if there are unanticipated expenses, insufficient cash from operations or the impact of the COVID-19 pandemic results in a larger than anticipated decline in transactions, we may require additional capital to continue our operations which may not be available, or if available, may not be available on reasonable terms.

Impact of COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, the Company is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to do continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning.

The Company has experienced disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March 2020 was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, the number of transactions increased whereby they were 5% higher than in April, and in June, when some states began to reopen businesses, transactions were 7% higher than May. The Company’s revenue during the period of time decreased and then increased in the amount of similar to the percentage of month-to-month transaction volume. The following is a summary of a comparison of the number of transactions and transaction revenue for the second quarter, third quarter and fourth quarter of 2020.

	Second Quarter 2020	Third Quarter 2020	Change	Change
Revenue	$2,000,035	$2,308,037	$308,002	15%
Net Loss	$(510,409)	$(657,358)	$(146,949)	-29%
Transaction Vol	171,589,645	200,759,845	29,170,200	17%

	Third Quarter 2020	Fourth Quarter 2020	Change	Change
Revenue	$2,308,037	$2,219,556	$(88,481)	-4%
Net Loss	$(657,358)	$(66,755)	$590,603	90%
Transaction Vol	200,759,845	196,744,648	(4,015,197)	-2%

We do estimate that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, until the response to the COVID-19 pandemic relaxes and allows customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of anticipated decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. The Company does not anticipate that the pandemic will have a material impact on the Company’s business or liquidity. However, additional closings and reopenings of businesses in the future will likely result in a month over month volatility similar to what occurred in 2020.

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

Intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Over the last few years, we have developed a payment gateway, merchant boarding system, E-commerce platform, recurring billings and a crowdfunding platform. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties. As of the date of this report, we have a patent pending on transferable QR codes on Omni Commerce devices.

Employees

As of December 31, 2020, we had six key employees as part of our overall staff of 24 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are located in Atlanta, Georgia. In addition, we have operations in India where we retain 15 to 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Company

Our acquisition of assets of Excel and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. and share exchange with OmniSoft and CrowdPay has collectively formed a new business platform which we are continuing to integrate into our overall operations, and which may create certain risks and may adversely affect our business, financial condition or results of operations.

On April 9, 2018, we acquired substantially all of the assets of Excel and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. for $12.5 million through a foreclosure sale conducted under the Uniform Commercial Code of the State of New York (“Asset Acquisition”). Since closing the Asset Acquisition, we have been in the process of integrating our operations with the acquired assets.

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

We have limited cash resources and operating losses throughout our history. As of December 31, 2020 and, we had a working capital of $3,205,807 and a net loss of $1,776,727. Our cash flow used by operating activities for the year ended December 31, 2020 was $327,267. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report, which conclusion would not have been possible without the amendments to the Credit Agreement, cash on hand from the proceeds of a litigation settlement and close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

Further, in connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions for the Company’s customers and merchants which has resulted in a decline in transaction volume. The Company estimates that the number of transactions will continue to stay at a depressed level or further decline from the prior year, along with revenues, if the response to the COVID-19 pandemic reinstates stay-at-home restrictions and restricts customers to make more point of purchase transactions for merchants and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of decline in revenue is unknown, but the Company would be negatively impacted until consumers return to the level of purchasing that occurred

As a result of these factors, the Company determined it was necessary to do a reforecast of its cash flow for 2021 and an overall analysis of market trends to determine whether or not his has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of filing this Annual Report. The Company also determined it was necessary to continue to implement certain corporate actions, such as reducing discretionary expenses, in connection with its overall analysis to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date its condensed consolidated financial statements were issued.

In considering the anticipated impact of the COVID-19 pandemic on the Company’s business, the Company does not anticipate that the pandemic will have a material impact on the Company’s business or liquidity and believes that it will be able fund future liquidity and capital requirements through cash flows generated from its operating activities for a period of at least twelve months from the date of this Annual Report (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, any additional closings and reopenings of businesses in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

If there are unanticipated expenses, insufficient cash from operations or the impact of the COVID-19 pandemic, including but not limited to losses arising from a second wave of businesses closing in response to the ongoing pandemic, which results in a larger than anticipated decline in transactions, we may not be able to attract financing as needed, or if available, on reasonable terms as required and therefore may not be able to accomplish our business goals or repay certain of our debts. Further, the terms of any such financing may be dilutive to existing stockholders or otherwise on terms not favorable to us or existing stockholders. If we are unable to secure financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change, significantly reduce our operations or ultimately may not be able to continue our operations and there will be substantial doubt as to our ability to continue as a going concern.

We have historically relied on related parties and affiliates to finance our operations, but there is no guarantee that these parties will continue to finance our operations in the future.

While we will be able to fund future liquidity and capital requirements through cash flows generated from our operating activities alone for a period of twelve months, we previously have financed our operations from short-term loans from Ronny Yakov, our Chief Executive Officer and John Herzog, a significant shareholder of the Company. It is not assured that Mr. Yakov or Mr. Herzog would continue to provide such assistance if the Company were to require it in the future.

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

In connection with our preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective at December 31, 2020. Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price. If we cannot remediate our current internal control finding or if we cannot maintain effective internal controls over financial reporting in the future, it could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). During the preparation of our financial statements for both 2019 and 2020, we identified material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective. Under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

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

Our independent registered public accounting firm is not required to, and did not, issue an attestation report regarding the effectiveness of our internal control over financial reporting as of December 31, 2020, in accordance with the provisions of Section 404 of the Sarbanes-Oxley Act.

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

If we are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if required), investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The online E-commerce industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and our software solutions and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

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

Given the size of the Company and our operational needs, we initially hired our Chief Financial Officer, Rachel Boulds, on a part-time basis. While we have discussed with Ms. Boulds the possibility of becoming our full-time Chief Financial Officer, Ms. Boulds is currently employed on a part-time basis. In addition to her role as Chief Financial Officer, Ms. Boulds is also operating her solo accounting practice providing services for clients unrelated to the Company. While we believe that Ms. Boulds currently devotes adequate time to the Company to perform the role and duties of our Chief Financial Officer, we cannot guarantee that she will be able to continue to do so until she is with the Company on a fulltime basis. If Ms. Boulds cannot devote adequate time to our Company to fulfil her role and duties as Chief Financial Officer or if any conflicts of interest arise during this time, it could have a material adverse impact on our Company.

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

The Company’s financial condition and results of operations for the fiscal year 2021 is very likely to be adversely affected by the recent COVID-19 outbreak.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, are currently experiencing significant impact of the coronavirus outbreak in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19, the Company, has, as of the date of this Annual Report, suffered a negative impact during March through June 2020, when compared to its prior year performance, while most states in the United States were under stay-at-home orders (though, as of the date of this Annual Report, the Company has seen increases in transactions as most states in the United States have started to fully open businesses), which the Company anticipates will reduce the overall negative impact on its business during 2021. However, there is no guarantee that the Company’s continuity plan will be successful, that the relaxation of stay-at-home orders and opening of businesses will positively impact the Company’s business or that the Company’s merchants in any case will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

The Company has already experienced certain disruptions to its business and disruptions may occur for the Company’s customers and merchants that may materially affect the number of transactions processed by the Company. This has and would continue to result in lost sales, additional costs, or penalties, or damage to the Company’s reputation. Similarly, COVID-19 has already and could continue to impact the Company’s customers and/or merchants as a result of a health epidemic or other outbreak occurring in other locations which could reduce their demand for Company products. The extent to which COVID-19 or any other health epidemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects.

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

Our business model is dependent on investors investing in the companies presented on our platform. Investment dollars are disposable income. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions, including as a result of COVID-19, may reduce the future availability of investment dollars, which would negatively impact revenues generated by CrowdPay and possibly our ability to continue operations at CrowdPay. It is not possible to accurately predict the potential adverse impacts on us, if any, of current economic conditions on its financial condition, operating results and cash flow.

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

Historically, substantially all of our revenue has been generated from our eVance business, though we did begin generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. While we expect to build out our OmniSoft software business over the next 12 to 18 months and to rely more heavily on our PayFac model to generate revenue and to transition away from our reliance on our eVance business, there is no guarantee that we will be able to do so (particularly, giving effect to the impact of COVID-19). Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

The financial services and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, E-commerce and integrated payment platforms. If we are unable to differentiate ourselves from our competitors and drive value for our merchants, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. They also may be able to offer and provide services that we do not offer. In addition, in certain of our markets in which we operate, we process “on-us” transactions whereby we receive fees as a merchant acquirer and for processing services for the issuing bank. As competition in these markets grows, the number of transactions in which we receive fees for both of these roles may decrease, which could reduce our revenue and margins in these jurisdictions. We also compete against new entrants that have developed alternative payment systems, E-commerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations.

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

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. For example, as of the date of this Annual Report, the recent COVID-19 pandemnic, has impacted and may continue to impact the global economy or negatively affect various aspects of our business, including reductions in the amount of consumer spending and lending which could result in a decrease in our revenue and profits. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of COVID-19 or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

Adverse economic trends whether a result of the global COVID-19 outbreak or otherwise, will and may continue to accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

●	declining economies, foreign currency fluctuations and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which the majority of our revenue is dependent;

●	low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may result in decreased spending by cardholders;

●	budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries;

●	emerging market economies tend to be more volatile than the more established markets we serve in North America and Europe, and adverse economic trends may be more pronounced in those emerging markets where we conduct business;

●	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;

●	uncertainty and volatility in the performance of our merchants’ businesses may make estimates of our revenues and financial performance less predictable;

●	cardholders may decrease spending for value-added services we market and sell;

●	a weakening in the economy, either due to the global COVID-19 outbreak or otherwise, has forced, and could continue to force merchants to close at higher than historical rates in part because many of them are not as well capitalized as larger organizations, which could expose us to potential credit losses and future transaction declines; and

●	government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

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

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment, as well as “card not present” transactions in which consumers do not physically present cards to merchants in connection with the purchase of goods and services, such as E-commerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage merchant-related credit risks and often mitigate such risks by requiring collateral (such as cash reserves) and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.

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

Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events (including events that are the result of the COVID-19 pandemic). In addition, we may be unable to renew our existing contracts with our most significant vendors and partners or our vendors and partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our vendors and partners to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:

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

The impact of worldwide economic conditions (including, for example, from the COVID-19 pandemic), including the resulting effect on spending by SMBs, may adversely affect our business, operating results and financial condition.

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

From time to time, we evaluate potential strategic acquisition or investment opportunities. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:

●	diversion of management time and focus from operating our business;

●	use of resources that are needed in other areas of our business, including cash resources;

●	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;

●	in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company, including potential risks to our corporate culture;

●	in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●	in the case of an acquisition, retention and integration of employees from the acquired company;

●	unforeseen costs or liabilities;

●	adverse effects to our existing business relationships with partners and merchants as a result of the acquisition or investment;

●	the possibility of adverse tax consequences; and

●	litigation or other claims arising in connection with the acquired company or investment.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders and other security holders to sell shares;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

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

As of March 22, 2021, there are 2,333,978 warrants to purchase shares of our common stock outstanding and options to purchase 85,1732 shares of our common stock outstanding. 1,922,678 warrants are exercisable at an exercise price of $9.00 per share and 341,300 warrants are exercisable at an exercise price of $4.50 per share. The stock options have a weighted average exercise price of $0.0001 per share. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 22, 2021, Ronny Yakov, our chief executive officer, owned or controlled approximately 51.7% of our outstanding common stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

Risks Related to Public Companies

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

If we cease to be eligible to trade on the NASDAQ Capital Market:

●	We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

●	The trading price of our common stock could suffer, including an increased spread between the “bid” and “asked” prices quoted by market makers.

●	Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically. If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

●	We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

We incur substantial costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses, including costs associated with public company reporting. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. These laws and regulations could make it more difficult and costlier for us to obtain director and officer liability insurance for our directors and officers, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit and compensation committees. In addition, if we are unable to continue to meet the legal, regulatory and other requirements related to being a public company, we may not be able to maintain the listing of our common stock on The NASDAQ Capital Market, which would likely have a material adverse effect on the trading price of our common stock.

Securities analysts may not continue to provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Since completing our public offering of shares of our common stock in August 2020, a limited number of securities analysts have been providing research coverage of our common stock. If securities analysts do not continue to cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elect to cover us downgrade our stock, our stock price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and a global settlement among the Securities and Exchange Commission, or the SEC, other regulatory agencies and a number of investment banks, which was reached in 2003, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

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

On June 24, 2020, eVance, Inc. entered into a lease relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease is for thirty-nine (39) months commencing September 1, 2020. The monthly base rent is $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term is $315,044 and $8,768 is payable as a security deposit. The first three months of rent was abated.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

After August 11, 2020, our common stock was trading under the symbol “OLB” on the NASDAQ Capital Market (“NASDAQ”). Prior to August 11, 2020, our common stock was quoted under the symbol “OLBG” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock did not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2020 and 2019, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2020, Quarter Ended:	High	Low
March 31, 2020	$15.00	$15.00
June 30, 2020	$10.50	$7.75
September 30, 2020	$10.50	$3.53
December 31, 2020	$6.53	$3.26

Fiscal Year 2019, Quarter Ended:	High	Low
March 31, 2019	$8.10	$0.14
June 30, 2019	$13.50	$4.05
September 30, 2019	$12.00	$9.00
December 31, 2019	$15.00	$5.40

At March 22, 2021 there were approximately 367 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report and with the unaudited pro forma condensed combined financial information included in this Item 7.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For the year ended December 31, 2020, we had total revenue of $9,766,621 compared to $10,291,524 of revenue for the year ended December 31, 2019, a decrease of $524,903 or 5.1%. We earned $8,358,459 in transaction and processing fees, $88,538 in merchant equipment sales and $1,319,624 in other revenue from monthly recurring subscriptions, compared to $10,177,931 in transaction and processing fees, $88,797 in merchant equipment sales and $24,796 in other revenue during the prior year.

Our transaction and processing fee revenue decreased $1,819,475 in the current year primarily due to merchant attrition and the initial impact of the COVID-19 pandemic and the reduction in transactions processed while businesses were closed and customers stayed home. While the volume of processing transactions by merchants in March 2020 was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. July, August and September have shown month over month increases of 3%, 3% and 7% respectively. This trend continued through the year-end with the three months ended December 31, 2020 increasing 4% compered to the three months ended September 30, 2020.

For the year ended December 31, 2020, we had processing and servicing costs of $6,003,931 compared to $6,723,666 of processing and servicing costs for the year ended December 31, 2019. Processing and servicing costs decreased by $719,735 or 10.7% because of the decrease in the number of transactions processed during the period and the reasons discussed above relating to the COVID-19 pandemic.

Amortization expense for the year ended December 31, 2020 was $844,423 compared to $812,857 for the year ended December 31, 2019, an increase of $31,566 or 3.9%. We record amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the year ended December 31, 2020 was $1,363,451 compared to $1,490,762 for the year ended December 31, 2019, a decrease of $127,311 or 8.5%. Salary and wage expense decreased in the current period due to the reductions in our sales force, and other personnel made during 2019 and 2020 and not replaced in 2020.

General and Administrative (“G&A”) expense for the year ended December 31, 2020 was $2,289,521 compared to $1,533,102 for the year ended December 31, 2019, an increase of $756,419 or 49.3%. Some of our larger G&A expenses included rent, stock-based compensation, professional fees and computer and internet expense. In the current period we incurred additional professional fees related to the completions of our public offering and amendments to our senior and subordinated loans. Audit fees were increased by approximately $39,000 and legal and other professional fees increased by approximately $123,000. We also recognized an additional $237,000 of stock-based compensation in the current year.

For the year ended December 31, 2020, we incurred $1,043,933 of interest expense, compared to $1,249,154 for the year ended December 31, 2019, a decrease of $205,221 or 45.1%. The decrease in interest expense is primarily due the conversion of all related party debt during the third quarter of 2020.

Our net loss for year ended December 31, 2020 was $1,776,727 compared to $1,343,412 for year ended December 31, 2019. We had an increase in our net loss of $428,332 for the reasons discussed above.

Trends and Uncertainties

The Company’s financial condition and results of operations for the next fiscal year 2021 may be adversely affected by the recent COVID-19 outbreak.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, continue to experience significant impact of the COVID-19 outbreak in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and duration of this pandemic is unknown, and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19 during 2021 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal ongoing negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

In 2020, the Company experienced certain disruptions to its business and disruptions for the Company’s customers and merchants that may materially affect the number of transactions processed by the Company. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond.

Liquidity and Capital Resources

Changes in Cash Flows

For the year ended December 31, 2020, we used $327,267 of cash in operating activities, which included our net loss offset by $861,269 for amortization and depreciation expense, $502,105 for stock-based compensation, and net changes in operating assets and liabilities of $84,952.

For the year ended December 31, 2019, $244,868 in cash was provided by operating activities, which included our net loss offset by $842,149 for amortization and depreciation expense, $265,050 for stock-based compensation and net changes in operating assets and liabilities of $481,081.

For the year ended December 31, 2020 we used $150,000 of cash used for investing activities. The $150,000 represents the purchase price in connection with the POSaBIT Asset Acquisition. For the year ended December 31, 2019, no cash was used for investing activities.

For the year ended December 31, 2020, we received net cash of $3,794,142 from financing activities. $1,845,155 was repaid on our loan to GACP. We received $236,231 from the Paycheck Protection Program loan under the CARES Act and a total of $5,192,761 from the sale of stock and warrants. For the year ended December 31, 2019, $151,616 in cash was provided by financing activities. We received $361,467 from related party loans which was offset by $210,305 of deferred offering costs.

Liquidity and Capital Resources

At December 31, 2020, the Company had cash of $3,824,491 and working capital of $3,205,807.

In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. While the volume of processing transactions by merchants in March was relatively in-line with the Company’s expectations that the number of transactions during March would be below the prior year because states in the United States began to implement stay-at-home orders, the number of transactions and resulting revenue was approximately 15% lower in March than in February and 30% lower in April than in March. In May, when some states began to reopen businesses and relax stay-at-home orders, the number of transactions increased whereby they were 5% higher than in April, and in June, transactions were 7% higher than May. July, August and September have shown month over month increases of 3%, 3% and 7%, respectively. The Company’s revenue during the period of time decreased and then increased in the amount of similar to the percentage of month-to-month transaction volume.

The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level, along with revenues, until the economic impact of and response to the COVID-19 pandemic allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. However, additional closings and reopenings of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

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

On March 2, 2021, the Company, utilizing a portion of funds received upon the exercise of outstanding warrants, paid approximately $7.7 million to the Agent under the Credit Agreement (the “Prepayment”). This Prepayment resulted in the discharge in full of all of the obligations under the Credit Agreement. In connection with the extinguishment of the obligations under the Credit Agreement, 40,000 warrants to purchase Common Stock were cancelled.

Following the payment and discharge of the Term Loan and conversion of indebtedness held by Messrs. Herzog and Yakov, the Company has approximately $549,200 of outstanding liabilities.

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds was limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company believes it has used the PPP Loan for permitted uses whereby it will be forgiven in full, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan.

The Company has reviewed its cash flow for 2020, projected operating cash flows for 2021 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. As a result of the improved transaction volume trends the Company experienced in the six month period ended December 31, 2020, as well as the funds received from the capital raises discussedabove, the Company believes it has sufficient liquidity in order to sustain operations for at least of the following twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

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

The OLB Group, Inc.

December 31, 2020 and 2019 Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The OLB Group, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. (the “Company”) at December 31, 2020, and the related consolidated statements operations, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Notes 2 and 4 to the consolidated financial statements, the Company has goodwill and intangible assets of $9.5 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida

March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2019 to 2020.

New York, NY

April 29, 2020

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$3,824,491	$507,616
Accounts receivable, net	355,994	479,404
Prepaid expenses	15,754	16,706
Other current assets	8,768	108,278
Total Current Assets	4,205,007	1,112,004

Other Assets:
Property and equipment, net	19,807	36,653
Intangible assets, net	2,640,816	3,335,239
Deferred offering costs	-	210,305
Goodwill	6,858,216	6,858,216
Operating lease right-of-use asset	269,508	-
Other long-term assets	384,148	316,512
TOTAL ASSETS	$14,377,502	$11,868,929

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$359,968	$592,853
Accrued expenses – related party	-	1,012,023
Accrued expenses	103,634	78,392
Operating lease liability – current portion	85,598	-
Deferred revenue	-	99,594
Note payable – current portion	450,000	325,000
Note payable – related parties – current portion	-	386,467
Total Current Liabilities	999,200	2,494,329
Long Term Liabilities:
Note payable – related party	-	3,000,000
Notes payable, net of current portion	7,441,076	9,175,000
Operating lease liability – net of current portion	185,045	-
Total Liabilities	8,625,321	14,669,329

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 and no shares issued and outstanding, respectively	46	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,170,054 and 5,411,905 shares issued and outstanding, respectively	617	541
Additional paid-in capital	26,380,124	16,050,938
Accumulated deficit	(20,628,606)	(18,851,879)
Total Stockholders’ Equity (Deficit)	5,752,181	(2,800,400)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,377,502	$11,868,929

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenue:
Transaction and processing fees	$8,358,459	$10,177,931
Merchant equipment rental and sales	88,538	88,797
Other revenue from monthly recurring subscriptions	1,319,624	24,796
Total revenue	9,766,621	10,291,524

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	6,003,931	6,723,666
Amortization expense	844,423	812,857
Salaries and wages	1,363,451	1,490,762
General and administrative expenses	2,289,521	1,533,102
Total operating expenses	10,501,326	10,560,387

Loss from operations	(734,705)	(268,863)

Other Income (Expense):
Interest expense	(807,982)	(866,875)
Interest expense, related party	(235,951)	(382,279)
Gain on settlement of payables	-	172,390
Other income	1,911	2,215
Total other expense	(1,042,022)	(1,074,549)

Net Loss	$(1,776,727)	$(1,343,412)

Net loss per share, basic and diluted	$(0.31)	$(0.25)

Weighted average shares outstanding, basic and diluted	5,711,266	5,452,626

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2018	-	$-	5,411,905	$541	$15,785,888	$(17,508,467)	$(1,722,038)
Stock based compensation	-	-	-	-	265,050	-	265,050
Net loss	-	-	-	-	-	(1,343,412)	(1,343,412)
Balance at December 31, 2019	-	-	5,411,905	541	16,050,938	(18,851,879)	(2,800,400)
Stock based compensation	-	-	-	-	298,381	-	298,381
Conversion of debt – related party	4,633	46	-	-	4,634,396	-	4,634,442
Common stock units issued for cash	-	-	700,000	70	4,942,811	-	4,942,881
Warrants sold for cash	-	-	-	-	155,380	-	155,380
Common stock issued exercise of Warrants	-	-	21,150	2	94,498	-	94,500
Common stock issued for services – related party	-	-	36,999	4	203,720	-	203,724
Net loss	-	-	-	-	-	(1,776,727)	(1,776,727)
Balance at December 31, 2020	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,776,727)	$(1,343,412)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	861,269	842,149
Stock based compensation	298,381	265,050
Common stock issued for services – related party	203,724	-
Operating lease expense	1,134	-
Changes in assets and liabilities:
Accounts receivable	123,410	(73,294)
Prepaid expenses and other current assets	101,068	(95,571)
Other long-term assets	(67,635)	63,396
Accounts payable	(232,885)	125,327
Accrued expenses – related party	235,952	372,014
Other accrued liabilities	25,242	(10,385)
Deferred revenue	(99,594)	99,594
Net Cash (used in) provided by Operating Activities	(326,661)	244,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(150,000)	-
Net Cash used in Investing Activities	(150,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party		361,467
Proceeds from note payable	236,231	-
Payments on note payable	(1,845,155)	-
Proceeds from exercise of warrants	94,500	-
Proceeds from sale of common stock units	5,446,000	-
Proceeds from sale of warrants	154,775	-
Payment of deferred offering costs	(292,815)	(210,305)
Net Cash provided by Financing Activities	3,793,536	151,162

Net Change in Cash	3,316,875	396,030
Cash – Beginning of Year	507,616	111,586
Cash – End of Year	$3,824,491	$507,616

Cash Paid For:
Interest	$813,483	$876,875
Income taxes	$-	$-
Supplemental non-cash disclosure:
Establishment of ROU operating lease asset and related liability	$323,812	$-
Conversion of debt – related party	$4,634,442	$-

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2020

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

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,0000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal.

OmniSoft.io, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allows you to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

The Company also provides ecommerce development and consulting services on a project by project basis.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company is working with merchants to address potential changes to the purchase patterns of consumers. In addition, it is focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company has implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing and added sanitizing stations along with requiring frequent hand washing and work station cleaning. At December 31, 2020, most employees were no longer working remotely. However, the Company continues to monitor and follow the advice of federal and state authorities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2020, the Company had $3,573,882 of cash above the FDIC’s $250,000 coverage limit.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the year ended December 31, 2020 and 2019 does not include warrants to acquire 3,353,698 and 40,000 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2019 and 2018 does not include 172,438 and 223,249 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $38,000 as of both December 31, 2020 and 2019, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. For the years ended December 31, 2020 and 2019, we had losses related to chargebacks of approximately $5,000 and $111,500, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment., the Company performed a quantitative assessment of indefinite lived intangibles and goodwill and determined there was no impairment as of at December 31, 2020 and 2019.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2020	2019
Revenue from contracts with customers:
Wholesale contracts	$5,106,588	$6,202,083
Retail contracts	$2,242,164	$2,689,506
Other transaction and processing fees	$2,417,869	$1,399,935
Total Revenue	$9,766,621	$10,291,524

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

Deferred Revenue

From time to time the Company may launch new products or services to its merchants. In the event step 1 under ASC 606 is not met, the Company will record deferred revenue upon receipt of the payment by the customer. In November 2019, the Company began billing existing merchants for its cloud-based omni-channels software, ShopFast. Merchants are billed monthly with the ability to opt out and receive a refund for up to 30 days after they are billed. Due to the lack of historical data related to these services, customer activity and the associated billings and refunds, $99,594 was recorded as deferred revenue as of December 31, 2019. During the year ended December 31, 2020, the Company determined it had sufficient information to determine Step 1 was achieved, and therefore recognized all revenue that was previously deferred. As such, $99,594 of revenue recognized during the year ended December 31, 2020 pertained to services provided in the prior period. As of December 31, 2020, there was no revenue that required deferment.

During the year ended December 31, 2019, $223,670 of revenue was recognized from performance obligations satisfied (or partially satisfied) in previous periods in connection with a legal settlement.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company adopted the ASU effective January 1, 2020, using the modified retrospective transition method. Under this method, there was no cumulative impact adjustment necessary with the adoption to our accumulated deficit on January 1, 2020. Our consolidated financial statements for periods ending after January 1, 2020 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842). This new guidance became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, the Company had liabilities in excess of assets in the amount of approximately $2.8 million. During 2020, the Company incurred a net loss of approximately $1.8 million and consumed cash in operating activities of approximately $0.3 million. During 2020, the Company received proceeds of approximately $4.9 million from the sale of common stock units, and extinguished approximately $4.6 million of indebtedness from the conversion of related party debt.

At December 31, 2020, the Company had cash of approximately $3.8 million and working capital of approximately $3.2 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date its consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	December 31, 2020	December 31, 2019
Merchant Portfolios	$2,340,000	$2,190,000
Less Accumulated Amortization	(1,199,184)	(854,761)
Net residual portfolios	$1,140,816	$1,335,239

	December 31, 2020	December 31, 2019
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(1,000,000)	(500,000)
Net trade name	$1,500,000	$2,000,000

Amortization expense for the years ended December 31, 2020 and 2019 was $844,423 and $812,857, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2021	$863,615
2022	863,615
2023	496,443
2024	312,857
2025	104,286
Total	$2,640,816

The weighted average remaining useful life of amortizing intangible assets was 3.08 years at December 31, 2020.

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

Although, following the execution of Amendment No. 4, we are in compliance, we have been out of compliance at certain times with these obligations since the Credit Agreement was entered into, including at June 30, 2020, and were obligated to obtain certain waivers and modifications of these provisions to avoid an acceleration event under the Credit Agreement. Total interest expense for the GACP loan incurred during the years ended December 31, 2020 and 2019 was $807,982 and $866,875, respectively. Accrued interest as of December 31, 2020 and 2019 was $59,325 and $73,625, respectively.

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

On November 13, 2019, the Company entered into an agreement with the above holder of 265,172 common stock options and on November 25, 2019, the Company entered into an agreement with the holder of 13,334 common stock options, whereby the Company and option holders each agreed that the exercise price pertaining to those options would not be adjusted for the effects of the Reverse Stock Split. As are result, the exercise price of $0.03 associated with the options granted to the VP of Finance was modified to be $0.0001, and the exercise price of $0.03 associated with the options granted to Mr. Yakov was modified to be $0.001. The Company evaluated the impact of the option modification and concluded that there was no material impact to the consolidated financial statements.

On January 1, 2020, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms on the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 and expire in three years after each vest date. The aggregate fair value of the options totaled $99,994 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 1.63% risk free rate, 95.3% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2020 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	271,839	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-
Forfeited	-	$-	-
Options outstanding at January 1, 2020	278,506	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Shares exercisable at December 31, 2020	112,735	$0.0001	$556,866

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

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s Offering expenses, was approximately $4.9 million. The Company utilized $1,120,155 of the net proceeds to repay a portion of the Company’s long-term indebtedness (the “Term Loan”) and anticipates using the remainder of the net proceeds from the Offering to invest in or acquire companies or technologies that are synergistic with or complimentary to our business, expand and market our current products and for working capital and other general corporate purposes (including payment of outstanding accounts payable).

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

Pursuant to and as additional consideration for the Term Loan under the Credit Agreement, on April 9, 2018 the Company issued to GACP a Warrant to purchase 40,000 shares of common stock of the Company The warrants have an exercise price of $7.50 and expire in three years. The aggregate fair value of the warrants, which was charged to interest expense, totaled $7,660 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $7.50, 2.28% risk free rate, 114.11% volatility and expected life of the warrants of 3 years.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2018	40,000	$7.50	2.27
Granted	-	$-	-
Outstanding, December 31, 2019	40,000	$7.50	1.27
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
Outstanding, December 31, 2020	3,353,698	4.61	4.81

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

Total interest expense on the loans from Mr. Herzog for the years ended December 31, 2020 was $33,321 and $360,000, respectively. Total accrued interest as of December 31, 2020 and December 31, 2019 was $0 and $402,849, respectively.

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

As of December 31, 2019, the Company had total accrued compensation due, and advances to be repaid, to Mr. Yakov in the amounts of $568,027 and $17,684, respectively. No similar amounts were owed to Mr. Yakov at December 31, 2020.

Mr. Yakov, CEO has loaned funds to the Company for working capital purposes. As of December 31, 2019 the balance on these loans was $386,467. The loans were unsecured, bear interest at 12% and were due on demand. As of December 31, 2019 there was $22,279 of interest accrued on these loans. No similar loan amounts were owed to Mr. Yakov at or during the year ended December 31, 2020.

Interest expense for the years ended December 31, 2020 and 2019 was $23,125 and $21,096, respectively.

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

	Balance Sheet Classification	December 31, 2020
Asset
Operating lease asset	Right of use asset	$269,508
Total lease asset		$269,508

Liability
Operating lease liability – current portion	Current operating lease liability	$85,598
Operating lease liability – noncurrent portion	Long-term operating lease liability	185,045
Total lease liability		$270,643

Lease obligations at December 31, 2020 consisted of the following:

For the year ended December 31:
2021	$97,202
2022	100,139
2023	94,393
Total payments	$291,734
Amount representing interest	$(21,091)
Lease obligation, net	270,643
Less current portion	(85,598)
Lease obligation – long term	$185,045

Rent expense for the year ended December 31, 2020 was $91,052 and $97,488, respectively.

At December 31, 2020, the weighted average remaining lease term is 2.92 years and the weighted average discount rate is 5%.

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

On October 20, 2017, the Company entered into a 7-year term employment agreement with its founder and president, effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). During the year ended December 31, 2020, Mr. Yakov was paid a $400,000 bonus ($200,000 per year for 2019 and 2020).

On December 11, 2019, the Company entered into a settlement agreement to resolve disputes in ongoing litigation it initiated, relating to a portfolio of merchants acquired by the Company when it acquired Payprotec Oregon, LLC (the “Portfolio”), whereby it received the sum of $734,250. The Company recorded $172,390 of the settlement to a gain in other income. This was the portion of the settlement allocated to the period prior to April 9, 2018. The remaining $561,860 has been recognized in revenue for the year ended December 31, 2019, out of which $223,670 are performance obligations relating to the prior year.

NOTE 12 — INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$1,790,700	$1,195,800
Payroll accrual	-	7,500
Allowance for Doubtful Accounts	10,300	10,300
Related party accrual	-	145,900
Depreciation and amortization	467,658	253,327
Less valuation allowance	(2,268,658)	(1,612,827)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2020	2019
Book loss	$(373,000)	$(282,000)
State taxes	(107,000)	(81,000)
Meals and entertainment	800	1,200
Stock based compensation	135,600	71,600
Other adjustments	(368,891)	53,481
Adjustment to deferred tax asset		(198,108)
Valuation allowance	712,491	434,827
	$—	$—

At December 31, 2020, the Company had operating loss carry forwards of approximately $6,630,000, $3,415,000 of which expire from 2021 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, New York and Georgia which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2017 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019.

NOTE 13 – SUBSEQUENT EVENTS

On March 2, 2021, the Company transferred cash in the amount of $7,712,256.28 to the Agent under the Credit Agreement (the “Prepayment”). The Prepayment facilitated the discharge in full of all of the obligations under the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Interim Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	61	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	51	Chief Financial Officer
Patrick Smith	48	Vice President
George Katsiaunis	60	Director and Chairman of the Audit Committee
Ehud Ernst	61	Director Nominee
Amir Sternhell	59	Director Nominee

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

George Kastisiaunis is one of our independent directors. Mr. Kastisiaunis currently serves as a self-employed consultant. Mr. Kastisiaunis has over 25 years of experience in the banking industry. From 2017 to 2018, Mr. Kastisiaunis served as a director of Mariner Bank where he served on the Audit, Governance and Nominating Committees. Previously, Mr. Kastisiaunis was president and chief executive officer of Alma Bank where he served from 2011 to 2017. From 2004 to 2011, Mr. Kastisiaunis served in several roles at Marathon National Bank, including executive vice president and chief banking officer. Mr. Kastisiaunis earned a BA in Computer Science and MA in Management from City University of New York. Mr. Kastisiaunis is also a member of the New York Bankers Association, Hellenic Bankers Association and The 200 CLUB of Bergen County.

Ehud Ernst is one of our independent directors. Since 2015, Mr. Ernst has been the chief executive officer of HyperTail.es. From 2007 to 2017, Mr. Ernst founded and was the chief executive officer of Feelternet, a creative digital agency, which served some of the largest brands in the Israeli market. From 2004 to 2007, Mr. Ernst served as division manager at Data-Pro Proximity/BBDO, a large direct marketing and analytics agency in Israel. From 1985 to 1999, Mr. Ernst founded and was the chief executive officer of Ernst Meron studios, one of the largest commercial photography production studio in Israel. Mr. Ernst also co-founded Impressia.com, a marketing technology start-up venture enabling product displays at e-commerce stores. Mr. Ernst graduated from ICP New York with a degree in Photography and Art.

Amir Sternhell is one of our independent directors. Since 2016, Mr. Sternhell has served as chief strategy officer of Sertainty, a data optimization company. Mr. Sternhell has 24 years of experience in the IT and Corporate Learning industries, including two-decades at .2013, where he was head of a business intelligence unit representing Microstrategy, and, chief learning officer, representing Harvard Business Publishing. Mr. Sternhell was the founder of the first Non-Profit Organization that assisted Israel’s Incubator System, in which he hand-held over 100 high-tech companies. Mr. Sternhell was the vice chairman of the American-Israel Chamber of Commerce and Industry, overseeing its initiatives, and a recipient of its Business Leadership Award. Mr. Sternhell served in the Directorate of Military Intelligence for the Israel Defense Forces, and was awarded the Most Outstanding Soldier of the Corp. in 1981. Mr. Sternhell holds an AB in Political Science and Psychology from Tel Aviv University, an MIA in International Economics from Columbia University and an MBA from the ‘Grand Ecole’ EDHEC ‘92 specializing in IT and Management where he graduated first in his class.

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

Director Independence

Our Board of Directors may establish the authorized number of directors from time to time by resolution. Our Board of Directors is currently comprised of one member. We hae three (3) independent directors on the Board of Directors. The directors will be elected annually by our stockholders.

Becuase our common stock is listed on the NASDAQ Capital Market, the listing rules of this stock exchange generally require that a majority of the members of a listed company’s board of directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees, be independent (see “— Controlled Company Status” below). Our Board of Directors has determined that George Katsiaunis, Ehud Ernst and Amir Sternhell do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and such directors are “independent” as that term is defined under the rules of the stock market.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, subject to the transition rule that is applicable to a newly public company. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Controlled Company Status

Our Chief Executive Officer and Chairman, Ronny Yakov, controls 50.7% of the voting power of our outstanding common stock prior to the exercise of any conversion warrants, Series A Warrants or Series B Warrants. Such voting power is based on Mr. Yakov’s direct ownership of Company securities. As a result, Mr. Yakov will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company.

Because Mr. Yakov controls a majority of our outstanding voting power, we are, and will continue to be, a “controlled company” under the corporate governance rules for NASDAQ-listed companies. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function.

While we have determined to have a majority of our directors be independent for NASDAQ purposes, to have a nominating committee composed solely of independent directors and a compensation committee composed solely of independent directors, there is no assurance that we will continue to maintain these corporate governance measures.

We expect our company will continue to qualify as a controlled company until such time as Mr. Yakov controls less than 50% of our outstanding common stock, whether by future issuances of Company securities, the exercise of Warrants or other convertible securities, or otherwise. For example, if all of the outstanding Warrants are exercised, Mr. Yakov would control only 42.8% of the voting power of our outstanding common stock. In such case, Mr. Yakov would cease to control a majority of our outstanding voting power, and we will no longer be entitled to rely on the NASDAQ corporate governance exemptions afforded to controlled companies.

Role of the Board of Directors in Risk Oversight

The Board of Directors is responsible for assessing the risks facing our company and considers risk in every business decision and as part of our business strategy. The Board of Directors recognizes that it is neither possible nor prudent to eliminate all risk, and that strategic and appropriate risk-taking is essential for us to compete in our industry and in the global market and to achieve our growth and profitability objectives. Effective risk oversight, therefore, is an important priority of the Board of Directors.

While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. Our Board of Directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies that are adopted by the Board of Directors. The Board of Directors expects to review and adjust our risk management strategies at regular intervals or as needed.

Code of Business Conduct

Our Board of Directors has adopted a code of business conduct and ethics, the “Code of Business Conduct,” to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations. The Code of Business Conduct is available at our website at http://www.olb.com/code-of-conduct/. The reference to our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings.

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee and a Nominating and Corporate Committee.

Audit Committee

The Audit Committee consists of George Katsiaunis, Ehud Ernst and Amir Sternhell with Mr. Katsiaunis serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our Company and oversight of our accounting and financial reporting, our independent registered public accounting firm and their audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, as set forth in its charter, includes:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints, whistleblowers, and concerns; and

●	reviewing and approving any related party transactions.

The expected composition of our Audit Committee will comply with all applicable requirements of the SEC and the listing requirements of the Nasdaq Capital Market. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

The Compensation Committee consists of George Katsiaunis, Ehud Ernst and Amir Sternhell with Mr. Ernst serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining the Company’s compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, as set forth in its charter, includes:

●	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

●	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

●	determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;

●	overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans; and

●	reviewing and making recommendations to the Board of Directors with respect to director compensation.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of George Katsiaunis, Ehud Ernst and Amir Sternhell with Mr. Sternhell serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, as set forth in its charter, includes:

●	making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;

●	recommending qualified individuals as nominees for election as directors;

●	reviewing the appropriate skills and characteristics required of director nominees;

●	establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and

●	periodically reviewing the corporate governance guidelines and supervising the management representative charged with implementing the Company’s corporate governance procedures.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is (or was at any time previously) an officer or employee. None of our executive officers serve or in the past fiscal year has served as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or expected to serve on the Compensation Committee.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2020	$375,000	$0	$0	$59,874	$0	$0	$30,000	$434,874
CEO, (1) Chairman	2019	$375,000	$0	$0	$26,554	$0	$0	$30,000	$431,544
Patrick Smith,	2020	$175,000	$90,000	$0	$238,506	$0	$0	$0	$503,506
Vice President	2019	$175,000	$0	$0	$238,506	$0	$0	$0	$413,509
Rachel Boulds,	2020	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2019	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Partially accrued but not paid.
(2)	Car allowance
(3)	Stock based compensation of options granted during the years ended December 31, 2020 and 2019.

Employment Agreements

On October 20, 2017, the Company entered into a new employment agreement with Ronny Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an annual stock option grant as described under “Outstanding Equity Awards at Fiscal Year-End” below. As of December 31, 2020, no bonuses have been accrued or paid. Further, the agreement provides for an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period.

On April 10, 2018, the Company entered into an employment agreement with Patrick Smith until either party terminates the agreement. The agreement provides for an annual salary of $175,000, an annual bonus of up to $45,000. As of December 31, 2020, no bonuses have been accrued or paid.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, the following equity awards were outstanding:

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

On November 13, 2019, the Company entered into an agreement with Mr. Smith and on November 25, 2019, the Company entered into an agreement Mr. Yakov, whereby the Company and option holders each agreed that the exercise price pertaining to those options only would not be adjusted for the effects of the Reverse Stock Split.

2020 Equity Incentive Plan

The Board of Directors have adopted a 2020 Equity Incentive Plan (the “Plan”) for the Company and the holders of majority of our outstanding shares of common stock have approved such plan. An aggregate number of shares of our common stock equal to approximately 5% of our issued and outstanding common stock are reserved for issuance under the Plan. A grant of 10,000 restricted shares of common stock has been issued under the Plan as of December 31, 2020. In general, awards under the Plan shall vest ratably over a period of three years (on the first, second and third anniversaries of the agreement) subject to accelerated vesting upon a change of control of our company (although awards may be granted with different vesting terms).

The purpose of our 2020 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The 2020 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors or by the full Board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The Plan will provide for the grant of (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company.

In connection with the administration of our 2020 Equity Incentive Plan, our Compensation Committee will:

●	determine which employees and other persons will be granted awards under our 2020 Equity Incentive Plan;

●	grant the awards to those selected to participate;

●	determine the exercise price for options; and

●	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Any grant of awards to any of directors under our 2020 Equity Incentive Plan must be approved by the Compensation Committee of our Board of Directors. In addition, our Compensation Committee will: (i) interpret our 2020 Equity Incentive Plan; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our 2020 Equity Incentive Plan.

The 2020 Equity Incentive Plan provides that in the event of a change of control, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our 2020 Equity Incentive Plan at any time. However, without stockholder approval, our 2020 Equity Incentive Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under our 2020 Equity Incentive Plan;

●	materially modify the requirements for eligibility for participation in our 2020 Equity Incentive Plan;

●	materially increase the benefits to participants provided by our 2020 Equity Incentive Plan; or

●	otherwise disqualify our 2020 Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2020 Equity Incentive Plan may not be impaired or affected by any amendment of our 2020 Equity Incentive Plan, without the consent of the affected grantees.

Director Compensation

Our directors received the following fixed compensation for their services as directors during the fiscal year ended December 31, 2020.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Geroge Kastisiaunis	$0	$103,895	$0	$0	$0	$0	$103,895
Ehud Erst	$0	$49,915	$0	$0	$0	$0	$49,915
Amir Sternhell	$0	$49,915	$0	$0	$0	$0	$49,915

Directors were reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties. On an annual basis, each independent director will earn compensation in the form of shares of our Common Stock with a fair market value equal to $50,000 as of the date of issuance and they will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties. The Chairman of the Audit Committee shall receive additional shares of Common Stock with a fair market value equal to $15,000 as of the date of issuance. All shares of Common Stock shall be issued no later than January 31 of each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2021, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 200 Park Avenue, Suite 1700, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)**	Percent of Common Stock Beneficially Owned (1)**	Shares of Series A Preferred Stock Beneficially Owned (2)**	Percent of Series A Preferred Stock Beneficially Owned (2)**	Number of Voting Stock Beneficially Owned (3)**	Percent of Voting Stock Beneficially Owned (4)**
5% Beneficial Owners
John Herzog(4)	2,308,211	27.1%	398,039	77.7%	1,304,616	18.3%

Directors and Officers
Ronny Yakov(5)	3,888,620	51.7%	113,064	22.3%	3,604,886	50.7%
Rachel Boulds	833	*	—	—	833	*
Patrick Smith(6)	106,068	1.5%	—	—	106,068	1.5%
All directors and executive officers as a group (3 persons)	3,987,323	53.2%	113,064	22.3%	3,704,664	52.1%

*	Less than 1%.
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

1)	Percentage ownership of common stock is based on 7,114,774 shares of our common stock plus 511,103 shares of common stock underlying Series A Preferred Stock for which holders will exercise voting power on an as-converted basis.

(2)	Percentage ownership of Series A Preferred Stock is based on 4,600 shares of Series A Preferred Stock outstanding (which such shares of Series A Preferred Stock are convertible into 511,103 shares of common stock accordance with the Certificate of Designations (as hereinafter defined). The holders of the Series A Preferred Stock have the right to vote their shares of Series A Preferred Stock with the holders of common stock on an as-converted basis.

(3)	Percentage of voting stock is based on 7,114,774 shares of our common stock and 4,600 shares of Series A Preferred Stock (convertible into 511,103 shares of common stock) outstanding.

(4)	Includes 49,751 shares of common stock owned by Herzog & Co. and 28,524 shares of common stock held by John E Herzog TTEE John E Herzog REV Trust U/A/D 02/07/2014. John Herzog is the Chairman of Herzog & Co. and the trustee of the trust. Includes (i) 401,333 shares of common stock underlying Series A Preferred Stock, and (ii) shares of common stock underlying 802,875 Series A Warrants and 200,719 Series B Warrants, which warrants are exercisable within 60 days of this Annual Report.

(5)	Includes 13,332 vested options. Includes (i) 113,501 shares of common stock underlying Series A Preferred Stock, and (ii) shares of common stock underlying 226,127 Series A Warrants and 56,532 Series B Warrants, which warrants are exercisable within 60 days of this Annual Report.

(6)	Includes 106,068 vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We are a party to certain related party transactions, as described below.

OmniSoft and CrowdPay

In accordance with the requirements of the Term Loan, on May 9, 2018, we entered into separate share exchange agreements with the stockholders of OmniSoft (the “OmniSoft Share Exchange Agreement”) and CrowdPay (the “CrowdPay Share Exchange Agreement” and together with the OmniSoft Share Exchange Agreement, the “Share Exchange Agreements”). Pursuant to the terms of the OmniSoft Share Exchange Agreement, the stockholders of OmniSoft (Ronny Yakov, our Chief Executive Officer and director, and Mr. Herzog, an affiliate of the Company) transferred to us all of the issued and outstanding shares of OmniSoft common stock in exchange for an aggregate of 1,833,333 shares of our common stock. Pursuant to the terms of the CrowdPay Share Exchange Agreement, the stockholders of CrowdPay (Mr. Yakov and Mr. Herzog) transferred to us all of the issued and outstanding shares of CrowdPay common stock in exchange for an aggregate of 2,916,667 shares of the Company’s common stock. The transactions contemplated by the Share Exchange Agreements closed on May 9, 2018. Mr. Yakov, our sole director, determined the appropriate valuation of each of our common stock and the common stock of OmniSoft and CrowdPay in reliance upon, among other matters, a third party independent valuation report prepared by Corporate Valuation Advisors, Inc.

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

On December 10, 2019, Mr. Herzog provided a letter to the Company whereby he addressed his prior commitments to provide financial assistance to the Company and agreed to provide us with financial support, that may be needed, to assist with our ongoing working capital needs (other than our obligations to pay principal or interest with respect to the Excel Loan and Credit Agreement).

On May 13, 2020, Mr. Herzog agreed to convert concurrently with the Company’s public offering $3,522,191 in principal amount of indebtedness into shares of convertible Series A Preferred Stock to be designated concurrently with the offering. On July 24, 2020, the terms of such conversion were amended such that Mr. Herzog agreed to convert such an aggregate of $3,582,355 of indebtedness and accrued interest into Series A Preferred Stock and conversion warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the public offering.

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

On May 13, 2020, Mr. Yakov agreed to convert $1,011,016 in principal amount of indebtedness and accrued interest, which includes deferred salary and unreimbursed expenses (plus any additional accrued interest and other fees thereon that accrued), into shares of convertible Series A Preferred Stock to be designated concurrently with the public offering. On July 24, 2020, the terms of such conversion were amended such that Mr. Yakov agreed to convert an aggregate of $1,017,573 of deferred salary, indebtedness and accrued interest into Series A Preferred Stock and conversion warrants, which Series A Preferred Stock and conversion warrants would be issued concurrently with the closing of the offering.

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

	2020	2019
Audit fees	$237,942	$230,874
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$237,942	$230,874

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2019.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended(6)
3.2	Amended and Restated Bylaws of the Company(14)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(14)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
4.2	Representative’s Warrant(14)
4.3	Series A Warrant Agency Agreement (including the terms of the Series A Warrant)(14)
4.4	Series B Warrant Agency Agreement (including the terms of the Series B Warrant)(14)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(8)
10.14	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. John Herzog(9)
10.15	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. Ronny Yakov(9)
10.16	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and Ronny Yakov(12)
10.17	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and John Herzog(12)
10.18	Form of 2020 Equity Incentive Plan(10)
10.19	Lease Agreement dated June 24, 2020 between Pergament Lodi, LLC and Evance, Inc.(11)
10.20	Underwriting Agreement with Aegis Capital Corp. dated August 6, 2020.(14)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101	Interactive Data Files for The OLB Group, Inc. Form 10-K for the period ended December 31, 2020 (*)

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.
(2)	Incorporated by reference to Form 8-K filed May 15, 2018.
(3)	Incorporated by reference to Form 8-K filed August 3, 2018.
(4)	Incorporated by reference to Form 8-K filed March 12, 2019.
(5)	Previously filed with Form S-1 on June 26, 2019.
(6)	Previously filed with Form S-1 on December 18, 2019.
(7)	Previously filed with Form S-1 on January 17, 2019.
(8)	Previously filed with Form 10-K on April 29, 2020.
(9)	Previously filed with Form S-1 on May 20, 2020.
(10)	Previously filed with Form S-1 on June 8, 2020.
(11)	Incorporated by reference to Form 8-K filed July 2, 2020.
(12)	Previously filed with Form S-1 on July 27, 2020.
(13)	Previously filed with Form S-1 on July 31, 2020.

(14)	Previously file with Form 8-K filed August 12, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: March 29, 2021	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	March 29, 2021
Ronny Yakov

/s/ George Katsiaunis	Director and Chairman of the Audit Committee	March 29, 2021
George Katsiaunis

/s/ Ehud Ernst	Director	March 29, 2021
Ehud Ernst

/s/ Amir Sternhell	Director	March 29, 2021
Amir Sternhell