Form 10-Q
period 2021-03-31
OLB GROUP, INC.
filed 2021-05-13
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2021, there were 7,114,774 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$2,390,822	$3,824,491
Accounts receivable, net	343,973	355,994
Prepaid expenses	19,429	15,754
Other current assets	8,768	8,768
Total Current Assets	2,762,992	4,205,007

Other Assets:
Property and equipment, net	16,286	19,807
Intangible assets, net	2,489,912	2,640,816
Goodwill	6,858,216	6,858,216
Operating lease right-of-use asset	247,896	269,508
Other long-term assets	403,853	384,148
TOTAL ASSETS	$12,779,155	$14,377,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$292,360	$359,968
Accrued expenses	57,273	103,634
Operating lease liability – current portion	87,402	85,598
Note payable – current portion	-	450,000
Total Current Liabilities	437,035	999,200
Long Term Liabilities:
Notes payable, net of current portion	236,231	7,441,076
Operating lease liability – net of current portion	218,614	185,045
Total Liabilities	891,880	8,625,321

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred stock, ($0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020)	-	-
Series A Preferred stock, ($0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at March 31, 2021 and December 31, 2020)	46	46
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,114,774 and 6,170,054 shares issued and outstanding at March 31, 2021 and December 31, 2020	711	617
Additional paid-in capital	33,614,981	26,380,124
Accumulated deficit	(21,728,463)	(20,628,606)
Total Stockholders’ Equity (Deficit)	11,887,275	5,752,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,779,155	$14,377,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Transaction and processing fees	$2,090,264	$2,336,479
Merchant equipment rental and sales	18,507	20,262
Other revenue from monthly recurring subscriptions	117,633	257,252
Total revenue	2,226,404	2,613,993

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,547,274	1,720,413
Amortization expense	215,904	203,214
Salaries and wages	820,091	400,188
General and administrative expenses	626,269	515,367
Total operating expenses	3,209,538	2,839,182

Loss from operations	(983,134)	(225,189)

Other Income (Expense):
Interest expense	(116,736)	(216,125)
Interest expense, related party	-	(101,316)
Other income	13	423
Total other expense	(116,723)	(317,018)

Net Loss	$(1,099,857)	$(542,207)

Net loss per share, basic and diluted	$(0.17)	$(0.10)

Weighted average shares outstanding, basic and diluted	6,299,857	5,478,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	-	-	-	-	74,011	-	74,011
Common stock issued for the exercise of Warrants	-	-	944,720	94	7,160,846	-	7,160,940
Net loss	-	-	-	-	-	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	$46	7,114,774	$711	$33,614,981	$(21,728,463)	$11,887,275

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	-	$-	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	-	-	74,596	-	74,596
Net loss	-	-	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	-	$-	5,411,063	$541	$16,125,534	$(19,394,086)	$(3,268,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,099,857)	$(542,207)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	154,425	208,731
Stock based compensation	74,011	74,596
Operating lease expense	56,986	-
Changes in assets and liabilities:
Accounts receivable	12,021	94,434
Prepaid expenses and other current assets	(3,675)	(219)
Other long-term assets	(19,706)	19,619
Accounts payable	(67,608)	(149,895)
Accrued expenses – related party	-	101,316
Other accrued liabilities	(46,361)	242,951
Deferred revenue	-	(99,594)
Net Cash used in Operating Activities	(939,764)	(50,268)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(7,654,845)	-
Proceeds from exercise of warrants	7,160,940	-
Payment of offering costs	-	(22,815)
Net Cash used in Financing Activities	(493,905)	(22,815)

Net Change in Cash	(1,433,669)	(73,083)
Cash – Beginning of Period	3,824,491	507,616
Cash – End of Period	$2,390,822	$434,533

Cash Paid For:
Interest	$116,736	$216,125
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2021

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

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At March 31, 2021, most employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, valuation allowances for income taxes, stock-based compensation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, and OMNISOFT. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2021, the Company had $2,041,150 of cash above the FDIC’s $250,000 coverage limit.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2021 and 2020 does not include warrants to acquire up to 2,368,978 and 40,000 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2021 and 2020 does not include up to 11,112 and 225,471 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $38,000 as of both March 31, 2021 and December 31, 2020, respectively.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2021	2020
Revenue from contracts with customers:
Wholesale contracts	$1,445,857	$1,420,039
Retail contracts	$429,149	$646,517
Other transaction and processing fees	$351,398	$547,437
Total Revenue	$2,226,404	$2,613,993

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

Recently Adopted Accounting Standards

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, the Company had cash of approximately $2.4 million and working capital of approximately $2.3 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date its consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	March 31, 2021	December 31, 2020
Merchant Portfolios	$2,405,000	$2,340,000
Less Accumulated Amortization	(1,290,088)	(1,199,184)
Net residual portfolios	$1,114,912	$1,140,816

	March 31, 2021	December 31, 2020
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(1,125,000)	(1,000,000)
Net trade name	$1,375,000	$1,500,000

Amortization expense for the three months ended March 31, 2021 and 2020 was $215,904 and $203,214, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2021 (nine months)	$712,711
2022	863,615
2023	496,443
2024	312,857
2025	104,286
Total	$2,489,912

The weighted average remaining useful life of amortizing intangible assets was 2.83 years at March 31, 2021.

NOTE 5 – NOTE PAYABLE

On April 8, 2018, eVance, Omnisoft, and CrowdPay, (collectively, the “Borrowers”), entered into a term loan of $12,500,000 with GACP (the “Term Loan”) which obligations are guaranteed by the Company (collectively with the Borrowers, the “Loan Parties”), under the Loan and Security Agreement (the “Credit Agreement”).

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

NOTE 6 – STOCK OPTIONS

On January 1, 2021, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms on the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001per share and expire in three years after each vest date. The aggregate fair value of the options totaled $32,793 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 0.16% risk free rate, 35.03% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	271,839	$0.0001		-
Granted	6,667	$0.001		-
Exercised	-	$-
Forfeited	-	$-		-
Options outstanding at January 1, 2020	278,506	$0.0001		-
Granted	6,667	$0.001		-
Exercised	-	$-		-
Forfeited	-	$-		-
Options outstanding December 31, 2020	285,173	$0.0001		$1,408,755
Granted	6,667	0.001		-
Exercised	-	$-
Forfeited	-	$-
Options outstanding March 31, 2021	291,840	$0.0001	$
Shares exercisable at March 31, 2021	117,179	$0.0001		$578,863

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2018	-	$-	-
Granted	40,000	$7.50	0.52
Outstanding, December 31, 2019	40,000	$7.50	0.52
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Warrant A Exercised	(647,200)	$9.00	-
Warrant B Exercised	(297,520)	$4.50	-
Outstanding, March 31, 2021	2,368,978	4.61	4.32

(1)	Includes 210,000 Warrant A granted to Underwriters upon exercise of overallotment in connection with the Offering

(2)	Includes 525,000 Warrant B granted to Underwriters upon exercise of overallotment in connection with the Offering

NOTE 8 – OPERATING LEASE

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

	Balance Sheet Classification	March 31, 2021
Asset
Operating lease asset	Right of use asset	$247,896
Total lease asset		$247,896

Liability
Operating lease liability – current portion	Current operating lease liability	$87,402
Operating lease liability – noncurrent portion	Long-term operating lease liability	218,614
Total lease liability		$306,016

Lease obligations at March 31, 2021 consisted of the following:

For the year ended December 31:
2021	$129,279
2022	100,139
2023	94,393
Total payments	$323,811
Amount representing interest	$(17,795)
Lease obligation, net	306,016
Less current portion	(87,402)
Lease obligation – long term	$218,614

Rent expense for the three months ended March 31, 2021 and 2020, was $24,909 and $27,818, respectively.

At March 31, 2021, the weighted average remaining lease term is 2.67 years and the weighted average discount rate is 5%.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

During April 2021, the Company files a registration statement for the sale of securities of up to $75,000,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On May 22, 2020, the Company purchased certain assets from POSaBIT Inc. (“POSaBIT”), including its contracts and arrangements with the Doublebeam merchant payment processing platform (the “POSaBIT Asset Acquisition”). The assets included, but were not limited to, software source codes, customer lists, customer contracts, hardware and website domains. The total purchase price was $215,000 (the “Purchase Price”) following post-closing adjustments.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we had total revenue of $2,226,404 compared to $2,613,993 of revenue for the three months ended March 31, 2020, a decrease of $387,589 or 14.8%. We earned $2,090,264 in transaction and processing fees, $18,507 in merchant equipment rental and sales and $117,633 in other revenue during the three months ended March 31, 2021, compared to $2,336,479 in transaction and processing fees, $20,262 in merchant equipment sales and $257,252 in other revenue during the three months ended March 31, 2020.

Our transaction and processing fee revenue decreased $246,215 compared with the prior period, primarily due to initial impact of the COVID-19 pandemic and the reduction in the number of transactions processed while businesses were not at full capacity and customers stayed home in during the period. As more businesses reopen and expand capacity, transaction volume has continued to increase. The Company expects volume to continue to increase but still remain at a depressed level compared to pre-COVID volumes. The depressed level can be attributed to the fact numerous businesses are still operating at a limited capacity and that business have closed down. In addition, the Company provides processing services to businesses all across the United States. Some areas of the United States continue to remain at lower-than-normal operating capacity more than other regions.

For the three months ended March 31, 2021, we had processing and servicing costs of $1,547,274 compared to $1,720,413 of processing and servicing costs for the three months ended March 31, 2020. Processing and servicing costs decreased by $173,139 or 10.1% because of the decrease in the number of transactions processed during the period and the reasons discussed above relating to the COVID-19 pandemic.

 Amortization expense for the three months ended March 31, 2021 was $215,904 compared to $203,214 for the three months ended March 31, 2020, an increase of $12,690 or 6.2%. We recorded amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the three months ended March 31, 2021 was $820,091 compared to $400,188 for the three months ended March 31, 2020, an increase of $419,903 or 104.9%. Salary and wage expense increased in the current period due to bonuses paid to our CEO and President for the Company’s performance in 2019 and 2020.

General and administrative expenses (“G&A”) for the three months ended March 31, 2021 was $626,269 compared to $515,367 for the three months ended March 31, 2020, an increase of $110,902 or 21.5%. In the current period we had increases of our legal expense of approximately $146,000 relating to ongoing litigation matters and the prepayment of the Term Loan. This was offset by a decrease in our audit fees of $116,626.

For the three months ended March 31, 2021, we incurred $116,736 of interest expense, compared to $317,441 for the three months ended March 31, 2020, a decrease of $200,705 or 146%. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan.

Our net loss for the three months ended March 31, 2021 was $1,099,857 compared to $542,207 for the three months ended March 31, 2020. We had an increase in our net loss of $557,650 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s future financial condition and results of operations may be adversely affected by the prolongation of theCOVID-19 pandemic and any need to institute additional business capacity restrictions or temporary closures.

The New York and Atlanta areas, which include the location of the Company’s corporate headquarters and its operations business, have experienced and continue to experience a significant impact of the COVID-19 pandemic in the U.S. In New York, certain types of businesses continue to remain at a reduced capacity. The Company is continues to follow the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope and duration of the ongoing pandemic remains unknown, and the ongoing business disruption and related financial impact cannot be reasonably estimated at this time as different states have different regulations relating to business capacity. While the Company has implemented specific business continuity plans to reduce the potential impact of the ongoing COVID-19 pandemic during 2021 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

In 2020 and the first three months of 2021, the Company continued to experience certain disruptions to its business and disruptions for the Company’s customers and merchants, along with closures, that may materially affect the number of transactions processed by the Company. Similarly, the COVID-19 pandemic could have a long-term impact on the Company’s customers and/or merchants during 2021 which could reduce their demand for Company products, if pre-pandemic levels of purchasing activity does not resume. The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results for 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including the impact of vaccinations, the impact of the reopening of international travel and new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic on the retail and service industries where the Company has many customers and merchants. Accordingly, the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond.

Changes in Cash Flows

For the three months ended March 31, 2021, $939,764 of cash was used by operating activities, which included our net loss, offset by $154,425 for amortization and depreciation expense, $74,011 for stock-based compensation and net changes in operating assets and liabilities of $68,343.

For the three months ended March 31, 2021 and 2020, no cash was used for investment activities.

For the three months ended March 31, 2021, we used net cash of $493,903 in financing activities. $7,654,845 was repaid on our loan to GACP. We received a total of $7,160,940 from the exercise of warrants issued in the Offering.

Liquidity and Capital Resources

At March 31, 2021, the Company had cash of $2,390,822 and working capital of $2,325,957. For the three months ended March 31, 2021, the Company’s net loss was $1,099,857. In connection with the response to the COVID-19 pandemic in the United States, the Company has experienced disruptions to its business and has observed disruptions with its customers and merchants, which has resulted in a decline in transaction volume. Compared to the first three months of 2020, the first three months of 2021 volume declined by 11%. This decrease began in March 2020 as COVID-19 restrictions and business capacity rules were implemented across the United States. After a decrease during March through June of 2020, transaction volume began to increase throughout 2020 as third quarter 2020 transaction volume increased by 16% compared to the second quarter of 2020. During the first quarter of 2021, transaction volume increased by 2% compared to the fourth quarter of 2020 reflecting continued recovery of transaction volume, despite the year over year decrease of 11% during the first three months of 2021 compared with 2020. As COVID-19 restrictions and business capacity rules ease across the country, the Company expects transactions volume to continue to increase.

The Company’s revenue during the period of time decreased and then increased in the amount similar to the percentage of month-to-month transaction volume. Despite recent increases in volume, the Company estimates that the number of transactions will continue to stay at a depressed level, along with revenues, until the economic impact of and response to the COVID-19 pandemic allows customers to make more point of purchase transactions for merchants, customers become more comfortable shopping in stores and/or more merchants provide for additional contactless and online purchase options. The anticipated amount of decline from prior year is unknown, but it will be impacted by when consumers return to the level of purchasing that occurred in the prior year and before the pandemic. However, additional closing and reopening of businesses or if additional businesses cease to operate in the future will likely result in a month over month decline and then increase similar to what occurred in March through June 2020.

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

The Company has reviewed projected operating cash flows for 2021 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of the improved transaction volume trends the Company experienced in the three month period ended March 31, 2021, as well as the funds received from the capital raises discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least of the following twelve months.

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

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2020, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

