Form 10-Q
period 2021-06-30
OLB GROUP, INC.
filed 2021-08-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 7,274,427 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$2,051,057	$3,824,491
Accounts receivable, net	388,625	355,994
Prepaid expenses	8,019	15,754
Other current assets	8,768	8,768
Total Current Assets	2,456,469	4,205,007

Other Assets:
Property and equipment, net	12,765	19,807
Intangible assets, net	2,274,008	2,640,816
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets, net	226,024	269,508
Other long-term assets	439,864	384,148
TOTAL ASSETS	$12,267,346	$14,377,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$325,891	$359,968
Accrued expenses	175,734	103,634
Operating lease liability – current portion	89,229	85,598
Note payable – current portion	-	450,000
Total Current Liabilities	590,854	999,200
Long Term Liabilities:
Notes payable, net of current portion	236,231	7,441,076
Operating lease liability – net of current portion	139,629	185,045
Total Liabilities	966,714	8,625,321

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, ($0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Series A Preferred stock, ($0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at June 30, 2021 and December 31, 2020)	46	46
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,273,877 and 6,170,054 shares issued and outstanding at June 30, 2021 and December 31, 2020	727	617
Additional paid-in capital	33,694,458	26,380,124
Accumulated deficit	(22,394,599)	(20,628,606)
Total Stockholders’ Equity	11,300,632	5,752,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,267,346	$14,377,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Transaction and processing fees	$2,666,049	$1,831,896	$4,756,313	$4,168,375
Merchant equipment rental and sales	46,896	18,548	65,403	38,810
Other revenue from monthly recurring subscriptions	120,627	149,591	238,260	406,843
Total revenue	2,833,572	2,000,035	5,059,976	4,614,028

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,098,745	1,294,604	3,646,019	3,015,017
Amortization expense	215,903	203,215	431,807	406,429
Salaries and wages	336,703	317,198	1,156,794	717,386
General and administrative expenses	848,368	380,888	1,474,637	896,255
Total operating expenses	3,499,719	2,195,905	6,709,257	5,035,087

Loss from operations	(666,147)	(195,870)	(1,649,281)	(421,059)

Other Income (Expense):
Interest expense	-	(213,430)	(116,736)	(429,555)
Interest expense, related party		(101,315)	-	(202,631)
Other income	11	206	24	629
Total other income (expense)	11	(314,539)	(116,712)	(631,557)

Net Loss	$(666,136)	$(510,409)	$(1,765,993)	$(1,052,616)

Net loss per share, basic and diluted	$(0.09)	$(0.09)	$(0.25)	$(0.19)

Weighted average shares outstanding, basic and diluted	7,117,070	5,524,640	6,905,822	5,524,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	-	-	-	-	74,011	-	74,011
Common stock issued for the exercise of warrants	-	-	944,720	94	7,160,846	-	7,160,940
Net loss	-	-	-	-	-	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	46	7,114,774	711	33,614,981	(21,728,463)	11,887,275
Common stock issued for the exercise of options – related party	-	-	159,103	16	-	-	16
Stock based compensation	-	-	-	-	79,477	-	79,477
Net loss						(666,136)	(666,136)
Balance at June 30, 2021	4,633	$46	7,273,877	$727	$33,694,458	$(22,394,599)	$11,300,632

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	74,596	-	74,596
Net loss	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	5,411,905	541	16,125,534	(19,394,086)	(3,268,011)
Stock based compensation	-	-	74,596	-	74,596
Net loss	-	-	-	(510,409)	(510,409)
Balance at June 30, 2020	5,411,905	$541	$16,200,130	$(19,904,495)	$(3,703,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,765,993)	$(1,052,616)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	438,850	416,005
Stock based compensation	153,488	149,192
Operating lease expense	1,702
Changes in assets and liabilities:
Accounts receivable, net	(32,631)	130,567
Prepaid expenses and other current assets	7,735	(15,790)
Other long-term assets	(55,717)	4,414
Accounts payable	(34,077)	178,615
Accrued expenses – related party	-	202,630
Accrued expenses	72,098	(4,018)
Deferred revenue	-	(99,594)
Net Cash used in Operating Activities	(1,214,545)	(90,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(65,000)	(125,000)
Net Cash used in Investing Activities	(65.000)	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	236,231
Payments on note payable	(7,654,845)	(175,000)
Proceeds from exercise of warrants	7,160,956	-
Payment of offering costs	-	(22,815)
Net Cash (used in) provided by Financing Activities	(493,889)	38,416

Net Change in Cash	(1,773,434)	(177,179)
Cash – Beginning of Period	3,824,491	507,616
Cash – End of Period	$2,051,057	$330,437

Cash Paid For:
Interest	$116,736	$433,244
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

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

OmniSoft.io, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allows customers to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging cryptocurrency-related lending and transactional business.

The Company also provides ecommerce development and consulting services on a project-by-project basis.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At June 30, 2021, most employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2021, the Company had $1,496,003 of cash above the FDIC’s $250,000 coverage limit.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2021 and 2020 does not include warrants to acquire up to 2,368,978 and 40,000 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the six months ended June 30, 2021 and 2020 does not include up to 11,112 and 225,471 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $38,000 as of both June 30, 2021 and December 31, 2020.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers:
Wholesale contracts	$2,004,415	$1,046,567	$3,450,272	$2,466,605
Retail contracts	$441,804	$521,085	$870,953	$1,167,602
Other transaction and processing fees	$387,353	$432,383	$738,751	$979,821
Total transactions and processing fees	$2,833,572	$2,000,035	$5,059,976	$4,614,028

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, the Company had cash of approximately $2.1 million and working capital of approximately $1.9 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these condensed consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	June 30, 2021	December 31, 2020
Merchant Portfolios	$2,405,000	$2,340,000
Less Accumulated Amortization	(1,380,992)	(1,199,184)
Net residual portfolios	$1,024,008	$1,140,816

	June 30, 2021	December 31, 2020
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(1,250,000)	(1,000,000)
Net trade name	$1,250,000	$1,500,000
Total intangible assets, net	$2,274,008	$2,640,816

Amortization expense for the three months ended June 30, 2021 and 2020 was $215,903 and $203,214, respectively.

Amortization expense for the six months ended June 30, 2021 and 2020 was $431,807 and $406,429, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2021 (six months)	$496,807
2022	863,615
2023	496,443
2024	312,857
2025	104,286
Total	$2,274,008

The weighted average remaining useful life of amortizing intangible assets was 2.58 years at June 30, 2021.

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

On May 6, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $236,231 (the “PPP Loan”). The PPP Loan matures on May 7, 2022 and bears interest at 1% per annum. Monthly amortized principal and interest payments are deferred for 6 months after the date of the agreement. The Paycheck Protection Program provides that the use of PPP Loan proceeds were limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company believes it has used the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. The loan has been accounted for as long-term debt, which, if forgiven will result in a gain on forgiveness of debt in the period forgiveness is obtained. The bank that funded the loan has not yet started the process to have the loan forgiven.

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

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Granted	6,667	0.001	-
Exercised	(159,103)	$-
Forfeited	-	$-
Options outstanding June 30, 2021	132,737	$0.0001	$
Shares exercisable at June 30, 2021	11,110	$0.0001	$578,863

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2018	-	$-	-
Granted	40,000	$7.50	0.52
Outstanding, December 31, 2019	40,000	$7.50	0.52
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Warrant A Exercised	(647,200)	$9.00	-
Warrant B Exercised	(297,520)	$4.50	-
Outstanding, June 30, 2021	2,368,978	4.61	4.32

(1)	Includes 210,000 Warrant A granted to Underwriters upon exercise of overallotment in connection with the Offering

(2)	Includes 525,000 Warrant B granted to Underwriters upon exercise of overallotment in connection with the Offering

NOTE 8 – OPERATING LEASE

On June 24, 2020, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease is for thirty-nine (39) months commencing September 1, 2020. The monthly base rent is $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term is $315,044 and $8,768 is payable as a security deposit. The first three months of rent will be abated so long as eVance is not in default of any portion of the Lease.

	Balance Sheet Classification	June 30, 2021
Asset
Operating lease asset	Right of use asset	$226,024
Total lease asset		$226,024

Liability
Operating lease liability – current portion	Current operating lease liability	$89,229
Operating lease liability – noncurrent portion	Long-term operating lease liability	139,629
Total lease liability		$228,859

Lease obligations at June 30, 2021 consisted of the following:

For the year ended December 31:
2021 – six months	$49,086
2022	100,139
2023	94,393
Total payments	$243,618
Amount representing interest	$(14,759)
Lease obligation, net	228,859
Less current portion	(89,229)
Lease obligation – long term	$139,629

Rent expense for the three months ended June 30, 2021 and 2020, was $24,908 and $28,634, respectively.

Rent expense for the six months ended June 30, 2021 and 2020, was $49,817 and $56,452, respectively.

At June 30, 2021, the weighted average remaining lease term is 2.42 years and the weighted average discount rate is 5%.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 23, 2021, the Company formed DMINT, Inc., a wholly owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to cryptocurrency mining.

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair market value equal to $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The natural gas will be used in connection with the Company’s, newly launched, cryptocurrency-related mining business.

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

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to cryptocurrency-related lending and transactional business.

On July 23, 2021, the Company formed DMINT, Inc., a wholly owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to cryptocurrency mining DMint has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment will be used to establish a proof of concept before DMint expands the number of computers in operation. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMint plans to expand the number of mining computers every quarter, whereby it would potentially have the computing power of 500 petahash per second by the end of 2022.

The Company has also signed a non-binding letter of intent to acquire a portfolio of CBD and other merchants that will utilize the Company’s SecurePay Payment Gateway to process payments. The group of merchants to be acquired have reported annual transaction volume of greater than $300 million. The transaction is anticipated to add an accomplished and experienced sales channel to the OLB team, enabling further penetration into this growing sector in the United States. The transaction is expected to close in the fourth quarter of 2021 however there can be no assurance that the company will close this acquisition.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

For the three months ended June 30, 2021, we had total revenue of $2,833,572 compared to $2,000,035 of revenue for the three months ended June 30, 2020, an increase of $833,537 or 41.7%. We earned $2,666,049 in transaction and processing fees, $46,896 in merchant equipment rental and sales and $120,627 in other revenue during the three months ended June 30, 2021, compared to $1,831,896 in transaction and processing fees, $18,548 in merchant equipment sales and $149,591 in other revenue during the three months ended June 30, 2020. The increase was a result of an increase in the amount of fees earned from merchant processing transactions and an increase in the number of rentals and sales of merchant equipment.

For the three months ended June 30, 2021, we had processing and servicing costs of $2,098,745 compared to $1,294,604 of processing and servicing costs for the three months ended June 30, 2020. Processing and servicing costs increased by $804,141 or 62.1%. The increase was a result of the increase in the number of transactions processed during the period. Visa and Mastercard quarterly charges were higher than was accrued during the period. This was due to an increase in processing. Also, revenue for software, DoubleBeam and the net merchant portfolio decreased. There are no expenses related to these items. A decrease in revenue related to these items does not directly correspond to a decrease in expense.

Amortization expense for the three months ended June 30, 2021 was $215,903 compared to $203,215 for the three months ended June 30, 2020, an increase of $12,688 or 6.2%. We recorded amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the three months ended June 30, 2021 was $336,703 compared to $317,198 for the three months ended June 30, 2020, an increase of $19,505 or 6.1%. The increase was as a result of a change in the Company’s payroll processing which resulted in an expense recognition earlier than the prior period.

General and administrative expenses (“G&A”) for the three months ended June 30, 2021 was $848,368 compared to $380,888 for the three months ended June 30, 2020, an increase of $467,480 or 122.7%. In the current period, the increases were primarily due to increases of legal expenses of approximately $99,000 relating to ongoing litigation matters and legal advice relating to other Company business and an increase of our auditor fees of approximately $60,000, public relations and marketing expenses of approximately $160,000 and $82,000 of office expense. During 2021, the Company has expanded its public relations and marketing campaigns to increase visibility in the investor community and merchant marketplace. It has contracted with outside consultants to perform the investor relations and marketing work. It is anticipated that the Company will continue to use these services for the remainder of 2021.

For the three months ended June 30, 2021, we incurred $0 of interest expense, compared to $314,745 for the three months ended June 30, 2020, a decrease of $314,745. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021.

Our net loss for the three months ended June 30, 2021 was $666,136 compared to $510,409 for the three months ended June 30, 2020. We had an increase in our net loss of $155,727 for the reasons discussed above.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, we had total revenue of $5,059,976 compared to $4,614,028 of revenue for the six months ended June 30, 2020, an increase of $587,938 or 14.1%. We earned $4,756,313 in transaction and processing fees, $65,403 in merchant equipment rental and sales and $238,260 in other revenue from monthly recurring subscriptions, during the six months ended June 30, 2021, compared to having earned $4,168,375 in transaction and processing fees, $38,810 in merchant equipment rental and sales and $406,843 in other revenue from monthly recurring subscriptions in the same period in the prior period. The increase was a result of an increase in the amount of fees earned from merchant processing transactions and an increase in the number of rentals and sales of merchant equipment.

For the six months ended June 30, 2021, we had processing and servicing costs of $3,646,019 compared to $3,015,017 of processing and servicing costs for the six months ended June 30, 2020. Processing and servicing costs increased by $631,002 or 20.93% because of the increase in the number of transactions processed during the period.

Amortization expense for the six months ended June 30, 2021 was $431,807 compared to $406,429 for the six months ended June 30, 2020, an increase of $25,378 or 6.2%. We recorded amortization expense on our merchant portfolio and trademarks.

Salary and wage expense for the six months ended June 30, 2021 was $1,156,794 compared to $717,386 for the six months ended June 30, 2020, an increase of $439,408 or 61.2%. Salary and wage expense increased in the current period due to bonuses paid to our CEO and President for the Company’s performance in 2020 and 2021.

G&A expense for the six months ended June 30, 2021 was $1,474,637 compared to $896,255 for the six months ended June 30, 2020, an increase of $578,382 or 64.,5%. In the current period, the increases were primarily due to increases of legal expenses of approximately $245,000 relating to ongoing litigation matters, legal costs relating to the prepayment of the Term Loan and attorney fees relating to other Company business. This increase was partially offset by a decrease in our audit fees of approximately $56,000 during the current period compared with the prior period.

For the six months ended June 30, 2021, we incurred $116,736 of interest expense, compared to $621,196 for the six months ended June 30, 2020, a decrease of $504,460 or 432.1%. The decrease in interest expense is due to the conversion of all related party debt and the repayment of the Term Loan.

Our net loss for the six months ended June 30, 2021 was $1,765,993 compared to $1,052,616 for the six months ended June 30, 2020. We had an increase in our net loss of $713,377 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s future financial condition and results of operations may be adversely affected by the continued prolongation of the COVID-19 pandemic and any need to institute additional business capacity restrictions or temporary closures.

The New York and Atlanta areas, which include the location of the Company’s corporate headquarters and its operations business, have experienced and continue to experience a significant impact of the COVID-19 pandemic in the U.S. The Company continues to follow the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and scope and duration of the ongoing pandemic remains unknown, and the ongoing business disruption and related financial impact cannot be reasonably estimated at this time as different states have different regulations relating to business capacity. While the Company has implemented specific business continuity plans to reduce the potential impact of the ongoing COVID-19 pandemic during 2021 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses.

In 2020 and the first six months of 2021, the Company continued to experience certain disruptions to its business and disruptions for the Company’s customers and merchants, along with closures, that may materially affect the number of transactions processed by the Company. Similarly, the COVID-19 pandemic could have a long-term impact on the Company’s customers and/or merchants during the second six months of 2021 which could reduce their demand for Company products, if pre-pandemic levels of purchasing activity does not resume. The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results for 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including the impact of vaccinations, the impact of the reopening of international travel and new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic on the retail and service industries where the Company has many customers and merchants. Accordingly, the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. Although the reopening of businesses did result in an increase in transactions using the Company’s products to pre-pandemic levels, there can be no assurance that the business will continue to see transaction valume at or above pre-pandemic levels.

Changes in Cash Flows

For the six months ended June 30, 2021, $1,279,545 of cash was used by operating activities, which included our net loss, offset by $373,850 for amortization and depreciation expense, $153,488 for stock-based compensation $60,458 of operating lease expense and net changes in operating assets and liabilities of $101,348.

For the six months ended June 30, 2021 and 2020, we used $0 and $125,000 for investment activities.

For the six months ended June 30, 2021, we used net cash of $493,889 in financing activities. $7,654,845 was repaid on our loan to GACP. We received a total of $7,160,940 from the exercise of warrants issued in the Offering and $16 from the exercise of options.

 Liquidity and Capital Resources

At June 30, 2021, the Company had cash of $2,051,057 and working capital of $1,924,373. For the three and six months ended June 30, 2021, the Company’s net loss was $666,136 and $1,765,993, respectively.

On August 11, 2020, the Company closed an offering of its securities (the “Offering”) for gross proceeds of $6.45 million. The Company sold 700,000 units consisting of (a) one share of our common stock; (b) two Series A Warrants, and (c) one-half of one Series B warrant. In addition, the underwriter fully exercised its option to purchase 210,000 Series A warrants and 52,500 Series B warrants.

On March 2, 2021, the Company utilizing a portion of funds received upon the exercise of outstanding warrants, paid approximately $7.7 million to the Agent under the Credit Agreement (the “Prepayment”). This Prepayment resulted in the discharge in full of all of the obligations under the Credit Agreement. In connection with the extinguishment of the obligations under the Credit Agreement, 40,000 warrants to purchase Common Stock were cancelled.

At June 30, 2021, the Company had approximately $967,000 of outstanding liabilities.

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

The Company has reviewed projected operating cash flows for 2021 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of the improved transaction volume trends the Company experienced in the six month period ended June 30, 2021, as well as the funds received from the capital raises discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least of the following twelve months.

The Company has plans to grow its cryptocurrency business by purchasing more mining computers and contracting with parties to establish a cryptocurrency lending, wallet and exchange platform as a new product offering to merchants and other customers. It also plans to increase its customer base through acquisitions. In order for the Company to execute all of its future plans to do business in the cryptocurrency marketplace and to make acquisitions, it will be necessary to obtain additional capital. This can be done by the sale of equity or debt securities or obtaining a loan. There can however be no assurances that the company will be able to raise additional funds to expand its crypto currency business.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2020, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)