Form 10-Q
period 2021-09-30
OLB GROUP, INC.
filed 2021-11-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 10,772,393 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$1,163,055	$3,824,491
Accounts receivable, net	372,873	355,994
Prepaid expenses	17,535	15,754
Other current assets	8,768	8,768
Total Current Assets	1,562,231	4,205,007

Other Assets:
Property and equipment, net	5,979,999	19,807
Intangible assets, net	6,504,487	2,640,816
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets, net	204,152	269,508
Other long-term assets	451,874	384,148
TOTAL ASSETS	$21,560,959	$14,377,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$508,594	$359,968
Accrued expenses	93,107	103,634
Operating lease liability – current portion	91,087	85,598
Note payable – current portion	-	450,000
Total Current Liabilities	692,788	999,200
Long Term Liabilities:
Notes payable, net of current portion	236,231	7,441,076
Operating lease liability – net of current portion	149,058	185,045
Total Liabilities	1,078,077	8,625,321

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, ($0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Series A Preferred stock, ($0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at September 30, 2021 and December 31, 2020)	46	46
Common stock, $0.0001 par value; 200,000,000 shares authorized, 8,701,532 and 6,170,054 shares issued and outstanding, respectively	868	617
Additional paid-in capital	43,776,921	26,380,124
Accumulated deficit	(23,294,953)	(20,628,606)
Total Stockholders’ Equity	20,482,882	5,752,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,560,959	$14,377,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Transaction and processing fees	$2,680,004	$2,128,771	$7,436,317	$6,297,146
Merchant equipment rental and sales	32,787	22,018	98,190	60,828
Other revenue from monthly recurring subscriptions	111,130	157,248	349,390	564,091
Total revenue	2,823,921	2,308,037	7,883,897	6,922,065

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,223,720	1,486,257	5,869,739	4,501,274
Amortization expense	269,475	222,090	701,282	628,519
Salaries and wages	326,776	318,682	1,483,570	1,036,068
General and administrative expenses	904,314	706,430	2,378,951	1,602,685
Total operating expenses	3,724,285	2,733,459	10,433,542	7,768,546

Loss from operations	(900,364)	(425,422)	(2,549,645)	(846,481)

Other Income (Expense):
Interest expense	-	(199,891)	(116,736)	(629,446)
Interest expense, related party	-	(33,320)	-	(235,951)
Other income	10	1,275	34	1,904
Total other income (expense)	10	(231,936)	(116,702)	(863,493)

Net Loss	$(900,354)	$(657,358)	$(2,666,347)	$(1,709,974)

Net loss per share, basic and diluted	$(0.11)	$(0.11)	$(0.37)	$(0.31)

Weighted average shares outstanding, basic and diluted	7,862,174	5,849,806	7,228,109	5,558,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	-	-	-	-	74,011	-	74,011
Common stock issued for the exercise of warrants	-	-	944,720	94	7,160,846	-	7,160,940
Net loss	-	-	-	-	-	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	46	7,114,774	711	33,614,981	(21,728,463)	11,887,275
Common stock issued for the exercise of options – related party	-	-	159,103	16	-	-	16
Stock based compensation	-	-	-	-	79,477	-	79,477
Net loss						(666,136)	(666,136)
Balance at June 30, 2021	4,633	$46	7,273,877	$727	$33,694,458	$(22,394,599)	$11,300,632
Common stock and warrants sold for cash	-	-	1,418,605	141	5,461,411	-	5,461,552
Warrants converted to common stock	-	-	9,050	-	41,623	-	41,623
Stock based compensation	-	-	-	-	79,477	-	79,477
Options issued for intangible assets	-	-	-	-	4,499,952		4,499,952
Net loss	-	-	-	-	-	(900,354)	(900,354)
Balance at September 30, 2021	4,633	$46	8,701,532	$868	$43,776,921	$(23,294,953)	$20,482,882

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at January 1, 2020	-	$-	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	-	-	-	-	74,596	-	74,596
Net loss	-	-	-	-	-	(542,207)	(542,207)
Balance at March 31, 2020	-	-	5,411,905	541	16,125,534	(19,394,086)	(3,268,011)
Stock based compensation	-	-	-	-	74,596	-	74,596
Net loss	-	-	-	-	-	(510,409)	(510,409)
Balance at June 30, 2020	-	-	5,411,905	541	16,200,130	(19,904,495)	(3,703,824)
Stock based compensation	-	-	-	-	74,596	-	74,596
Conversion of debt – related party	4,633	46	-	-	4,634,396	-	4,634,442
Common stock units sold for cash	-	-	700,000	70	4,578,853	-	4,578,923
Warrants sold for cash	-	-	-	-	155,380	-	155,380
Warrants converted to common stock	-	-	21,150	2	94,498	-	94,500
Common stock issued to directors	-	-	26,999	3	161,721	-	161,724
Warrants issued for services	-	-	-	-	363,958	-	363,958
Net loss	-	-	-	-	-	(657,358)	(657,358)
Balance at September 30, 2020	4,633	$46	6,160,054	$616	$26,263,532	$(20,561,853)	$5,702,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,666,347)	$(1,709,974)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	744,389	616,813
Stock based compensation	232,965	223,788
Common stock issued for services – related party	-	161,724
Operating lease expense	34,859	283
Changes in assets and liabilities:
Accounts receivable, net	(16,879)	59,330
Prepaid expenses and other current assets	(1,765)	91,481)
Other long-term assets	(67,727)	(67,628)
Accounts payable	148,626	(134,272)
Accrued expenses – related party	-	235,952
Accrued expenses	(10,527)	92,979)
Deferred revenue	-	(99,594)
Net Cash used in Operating Activities	(1,602,406)	(529,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(65,000)	(125,000)
Purchase of property and equipment	(6,003,300)	-
Net Cash used in Investing Activities	(6,068,300)	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	236,231
Payments on note payable	(7,654,845)	(1,370,155)
Proceeds from exercise of warrants	7,202,563	94,500
Net proceeds from sale of common stock and warrants	5,461,552	4,942,881
Proceeds from sale of warrants	-	155,380
Payment of offering costs	-	210,305
Net Cash (used in) provided by Financing Activities	5,009,270	4,269,142

Net Change in Cash	(2,661,436)	3,615,024
Cash – Beginning of Period	3,824,491	507,616
Cash – End of Period	$1,163,055	$4,122,640

Cash Paid For:
Interest	$116,736	$636,861
Income taxes	$-	$-
Supplemental Non-Cash Disclosure:
Establish operating lease asset and related liability	$-	$323,812
Stock options issued for intangible asset	$4,499,952	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair value of approximately $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The natural gas will be used in connection with the Company’s, newly launched, cryptocurrency mining business.

The Company also provides ecommerce development and consulting services on a project-by-project basis.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At September 30, 2021, most employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, Omnisoft. OLBit and DMINT. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2021, the Company had $913,055 of cash above the FDIC’s $250,000 coverage limit.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three and nine months ended September 30, 2021 and 2020 does not include warrants to acquire up to 3,778,533 and 3,353,698 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three and nine months ended September 30, 2021 and 2020 does not include up to 11,112 and 172,437 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $38,000 as of both September 30, 2021 and December 31, 2020.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from contracts with customers:
Wholesale contracts	$2,053,772	$1,293,217	$5,504,044	$3,759,822
Retail contracts	$417,158	$601,118	$1,288,111	$1,768,720
Other transaction and processing fees	$352,991	$413,702	$1,091,742	$1,393,523
Total transactions and processing fees	$2,823,921	$2,308,037	$7,883,897	$6,922,065

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, the Company had cash of approximately $1.2 million and working capital of approximately $869,000. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these condensed consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	September 30, 2021	December 31, 2020
Merchant Portfolios	$2,405,000	$2,340,000
Less Accumulated Amortization	(1,471,895)	(1,199,184)
Net residual portfolios	$933,105	$1,140,816

	September 30, 2021	December 31, 2020
Trade name	$2,500,000	$2,500,000
Less Accumulated Amortization	(1,375,000)	(1,000,000)
Net trade name	$1,125,000	$1,500,000
Total intangible assets, net	$2,058,105	$2,640,816

	September 30, 2021	December 31, 2020
Mineral rights for natural gas	$4,499,952	$-
Less Accumulated Amortization	(53,570)	-
Net mineral rights	$4,446,382	$-
Total intangible assets, net	$6,504,487	$-

Amortization expense for the three months ended September 30, 2021 and 2020 was $269,475 and $222,090, respectively.

Amortization expense for the nine months ended September 30, 2021 and 2020 was $701,280 and $628,519, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2021 (three months)	$441,617
2022	1,506,465
2023	1,139,293
2024	955,707
2025	747,138
Thereafter	1,714,267
Total	$6,504,487

The weighted average remaining useful life of amortizing intangible assets was 2.33 years at September 30, 2021.

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

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair market value equal to $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The aggregate fair value of the options totaled $4,499,952 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.0001, 1.26% risk free rate, 143.3% volatility and expected life of the options of 10 years.

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Granted	774,585	0.0001	-
Exercised	(159,103)	$-
Expired	(6,667)	$-
Options outstanding September 30, 2021	893,988	$0.0001	$
Shares exercisable at September 30, 2021	772,361	$0.0001	$3,116,112

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

On August 18, 2021, the Company sold, in a registered direct offering, an aggregate of 1,418,605 shares of common stock and in a concurrent private placement, warrants to purchase up to 1,418,605 shares of common stock, at an aggregate purchase price of $4.30 per Share and associated Warrant. The Warrants will be exercisable six months from the date of issuance at an exercise price of $5.42 per share and will expire five and one-half years following the initial date of issuance.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2018	-	$-	-
Granted	40,000	$7.50	0.52
Outstanding, December 31, 2019	40,000	$7.50	0.52
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	1,418,605	$5.42	5.5
Warrant A Exercised	(647,200)	$9.00	-
Warrant B Exercised	(306,570)	$4.50	-
Outstanding, September 30, 2021	3,778,533	$4.25	4.91

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

	Balance Sheet Classification	September 30, 2021
Asset
Operating lease asset	Right of use asset	$204,152
Total lease asset		$204,152

Liability
Operating lease liability – current portion	Current operating lease liability	$91,087
Operating lease liability – noncurrent portion	Long-term operating lease liability	149,058
Total lease liability		$240,145

Lease obligations at September 30, 2021 consisted of the following:

For the year ended December 31:
2021 – three months	$24,785
2022	100,139
2023	127,207
Total payments	$252,131
Amount representing interest	$(11,986)
Lease obligation, net	240,145
Less current portion	(91,087)
Lease obligation – long term	$149,058

Rent expense for the three months ended September 30, 2021 and 2020, was $24,909 and $26,848, respectively.

Rent expense for the nine months ended September 30, 2021 and 2020, was $74,726 and $83,300, respectively.

At September 30, 2021, the weighted average remaining lease term is 2.17 years and the weighted average discount rate is 5%.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2021, the Board of Directors of the Company approved entry by the Company into a share exchange agreement (“Agreement”) between the Company and all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “Shares”). The value of the Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million.

On November 2, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”) pursuant to which the Company issued and sold, in a private placement (the “Private Placement”), (i) 1,969,091 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”),(ii) pre-funded warrants (the “Prefunded Warrants”) exercisable for a total of up to 2,576,364 shares of Common Stock (the “Prefunded Warrant Shares”) with an exercise price of $0.0001 per Prefunded Warrant Share, and (iii) warrants (the “Common Warrants”) exercisable for a total of 4,545,455 shares of Common Stock (the “Common Warrant Shares” and together with the Prefunded Warrant Shares, the “Warrant Shares”) with an exercise price of $6.50 per Common Warrant Share. The purchase price of each share of Common Stock and associated Common Warrant is $5.50 and the purchase price of each Prefunded Warrant and associated Common Warrant is $5.4999. Subject to certain ownership limitations, the Common Warrants are immediately exercisable upon issuance and will expire on the five-year anniversary of the effective date of the initial registration statement filed with respect to the Common Shares. The Prefunded Warrants are immediately exercisable upon issuance and may be exercised at any time until all of the Prefunded Warrants are exercised in full.

The Company received notice on October 11, 2021 that the $236,000 PPP Loan had been entirely forgiven.

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

On July 2, 2021, the Company signed a non-binding letter of intent to acquire a portfolio of CBD and other merchants that will utilize the Company’s SecurePay Payment Gateway to process payments. The group of merchants to be acquired have reported annual transaction volume of greater than $300 million. The transaction is anticipated to add an accomplished and experienced sales channel to the OLB team, enabling further penetration into this growing sector in the United States. The transaction is expected to close in the fourth quarter of 2021 however there can be no assurance that the company will close this acquisition.

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

On October 25, 2021, the Board approved entry by the Company into a share exchange agreement (“Agreement”) between the Company and all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “Shares”). The value of the Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. Crowd Ignition is a web-based crowdfunding software system. Ronny Yakov, Chairman and CEO of the Company and John Herzog, a significant shareholder of the Company, own 100% of the equity of Crowd Ignition. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the U.S. Securities and Exchange Commission (“SEC”) to provide the services permitted under Reg CF. The transaction is expected to close by the end of November 2021, subject to execution of the Agreement and customary closing conditions.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

For the three months ended September 30, 2021, we had total revenue of $2,823,921 compared to $2,308,037 of revenue for the three months ended September 30, 2020, an increase of $551,233 or 22.4%. We earned $2,680,004 in transaction and processing fees, $32,787 in merchant equipment rental and sales and $111,130 in other revenue during the three months ended September 30, 2021, compared to $2,128,771 in transaction and processing fees, $22,018 in merchant equipment sales and $157,248 in other revenue during the three months September 30, 2020. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions and an increase in the number of rentals and sales of merchant equipment. Processing and servicing costs increased by $737,463 or 49.6%. The increase was a result of the increase in the number of transactions processed during the period. Visa and Mastercard quarterly charges were higher than was accrued during the period. This was due to an increase in processing. Also, revenue for software, DoubleBeam and the net merchant portfolio decreased. There are no expenses related to these items. A decrease in revenue related to these items does not directly correspond to a decrease in expense.

Amortization expense for the three months ended September 30, 2021 was $269,475 compared to $222,090 for the three months ended September 30, 2020, an increase of $47,385 or 21.3%. We recorded amortization expense on our merchant portfolio acquired in April 2018, trademarks and mineral rights acquired in August 2021. Our amortization expense increased in the current period due to the acquisition of mineral rights of natural gas.

Salary and wage expense for the three months ended September 30, 2021 was $326,776 compared to $318,682 for the three months ended September 30, 2020, an increase of $8,094 or 2.5%.

General and administrative expenses (“G&A”) for the three months ended September 30, 2021 was $904,314 compared to $706,430 for the three months ended September 30, 2020, an increase of $197,884 or 28%. In the current period, the increases were primarily due to increases of legal expenses of approximately $270,003 relating to ongoing litigation matters and legal advice relating to other Company business and was offset by a decrease of our auditor fees of approximately $74,940 and stock based compensation of $156,843. During 2021, the Company has expanded its public relations and marketing campaigns to increase visibility in the investor community and merchant marketplace. The Company has contracted with outside consultants to perform the investor relations and marketing work. It is anticipated that the Company will continue to use these services for the remainder of 2021 and into 2022.

For the three months ended September 30, 2021, we incurred $0 of interest expense, compared to $233,211 for the three months ended September 30, 2020, a decrease of $233,211. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021.

Our net loss for the three months ended September 30, 2021 was $900,351 compared to $657,358 for the three months ended September 30, 2020. We had an increase in our net loss of $242,993 for the reasons discussed above.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, we had total revenue of $7,883,897 compared to $6,922,065 of revenue for the nine months ended September 30, 2020, an increase of $1,139,171 or 18.1%. We earned $7,436,317 in transaction and processing fees, $98,190 in merchant equipment rental and sales and $349,390 in other revenue from monthly recurring subscriptions, during the nine months ended September 30, 2021, compared to having earned $6,297,146 in transaction and processing fees, $60,828 in merchant equipment rental and sales and $564,091 in other revenue from monthly recurring subscriptions in the same period in the prior period. The increase was a result of an increase in the amount of fees earned from merchant processing transactions and an increase in the number of rentals and sales of merchant equipment.

For the nine months ended September 30, 2021, we had processing and servicing costs of $5,869,739_ compared to $4,501,274 of processing and servicing costs for the nine months ended September 30, 2020. Processing and servicing costs increased by $1,368,465 or 30.4% because of the increase in the number of transactions processed during the period.

Amortization expense for the nine months ended September 30, 2021 was $701,282 compared to $628,519 for the nine months ended September 30, 2020, an increase of $72,763 or 11.5%. We recorded amortization expense on our merchant portfolio, trademarks and mineral rights. Our amortization expense increased in the current period due to the acquisition of mineral rights of natural gas.

Salary and wage expense for the nine months ended September 30, 2021 was $1,483,570 compared to $1,036,068 for the nine months ended September 30, 2020, an increase of $447,502 or 43.2%. Salary and wage expense increased in the current period due to bonuses paid to our CEO and President for the Company’s performance in 2020 and 2021.

G&A expense for the nine months ended September 30, 2021 was $2,378,951 compared to $1,602,685 for the nine months ended September 30, 2020, an increase of $776,266 or 33.6%. In the current period, the increases were primarily due to increases of legal expenses of approximately $682,000 relating to ongoing litigation matters, legal costs relating to the prepayment of the Term Loan and attorney fees relating to other Company business. This increase was partially offset by a decrease in our audit fees of approximately $324,000 during the current period compared with the prior period.

For the nine months ended September 30, 2021, we incurred $119,736 of interest expense, compared to $865,397 for the nine months ended September 30, 2020, a decrease of $748,661 or 198%. The decrease in interest expense is due to the conversion of all related party debt and the repayment of the Term Loan. We also recognized a loss of $4,499,952 for the fair value of warrants that were issued.

Our net loss for the nine months ended September 30, 2021 was $2,666,347 compared to $1,709,974 for the nine months ended September 30, 2020. We had an increase in our net loss of $956,373 for the reasons discussed above.

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

In 2020 and the first nine months of 2021, the Company continued to experience certain disruptions to its business and disruptions for the Company’s customers and merchants, along with closures, that may materially affect the number of transactions processed by the Company. Similarly, the COVID-19 pandemic could have a long-term impact on the Company’s customers and/or merchants during the remainder of 2021 which could reduce their demand for Company products, if pre-pandemic levels of purchasing activity does not resume. The extent to which the COVID-19 pandemic or any other health epidemic may continue to impact the Company’s results for 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including the impact of vaccinations, the impact of the reopening of international travel and new information which may emerge concerning the severity of the economic impact of the response to the COVID-19 pandemic on the retail and service industries where the Company has many customers and merchants. Accordingly, the COVID-19 pandemic could continue to have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2021 and beyond. Although the reopening of businesses did result in an increase in transactions using the Company’s products to pre-pandemic levels, there can be no assurance that the business will continue to see transaction volume at or above pre-pandemic levels. However, any prolonged impact of the pandemic on the Company’s other businesses is likely to have an immaterial or no impact.

Changes in Cash Flows

For the nine months ended September 30, 2021, $1,602,406 of cash was used by operating activities, which included our net loss, offset by $744,389 for amortization and depreciation expense, $232,965 for stock-based compensation $34,859 of operating lease expense and net changes in operating assets and liabilities of $51,728.

For the nine months ended September 30, 2021 and 2020, we used $6,068,300 and $125,000 for investment activities. During the current year we purchased $93,300 of office equipment and $5,910,000 of mining equipment for our DMINT subsidiary.

For the nine months ended September 30, 2021, we received net cash of $5,009,270 in financing activities. $7,654,845 was repaid on our loan to GACP. We received a total of $7,160,940 from the exercise of warrants issued in the Offering, $16 from the exercise of options and we netted $5,461,552 of cash from the sale of common stock and warrants.

 Liquidity and Capital Resources

At September 30, 2021, the Company had cash of $1,163,055 and working capital of $869,443. For the three and nine months ended September 30, 2021, the Company’s net loss was $900,354 and $2.666,347, respectively.

At September 30, 2021, the Company had approximately $838,000 of outstanding liabilities.

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

On August 18, 2021, the Company sold, in a registered direct offering, an aggregate of 1,418,605 shares of common stock and in a concurrent private placement, warrants to purchase up to 1,418,605 shares of Common Stock, at an aggregate purchase price of $4.30 per Share and associated Warrant. The Warrants will be exercisable six months from the date of issuance at an exercise price of $5.42 per share and will expire five and one-half years following the initial date of issuance. As a result of the transactions, the Company received gross proceeds of approximately $6.1 million and net proceeds of $[ ] million

On November 2, 2021, the Company sold, in a private placement (the “Private Placement”), (i) 1,969,091 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Prefunded Warrants”) exercisable for a total of 2,576,364 shares of Common Stock (the “Prefunded Warrant Shares”) with an exercise price of $0.0001 per Prefunded Warrant Share, and (iii) warrants (the “Common Warrants”) exercisable for a total of 4,545,455 shares of Common Stock (the “Common Warrant Shares” and together with the Prefunded Warrant Shares, the “Warrant Shares”) with an exercise price of $6.50 per Common Warrant Share. The Private Placement closed on November 5, 2021. The purchase price of each share of Common Stock and associated Common Warrant was $5.50 and the purchase price of each Prefunded Warrant and associated Common Warrant was $5.4999. Subject to certain ownership limitations, the Common Warrants are immediately exercisable upon issuance and will expire on the five year anniversary of the effective date of the initial registration statement filed under the Registration Rights Agreement (as defined below). The Prefunded Warrants are immediately exercisable upon issuance and may be exercised at any time until all of the Prefunded Warrants are exercised in full. From the Private Placement, the Company received gross proceeds of approximately $25 million and net proceeds of $22.9 million.

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds was limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company received notice on October 11, 2021 that the PPP Loan had been entirely forgiven.

The Company has reviewed projected operating cash flows for 2021 and an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of the improved transaction volume trends the Company experienced in the nine month period ended September 30, 2021, as well as the funds received from the capital raises discussed above, including those received following the nine month period ended September 30, 2021, the Company believes it has sufficient liquidity in order to sustain operations for at least of the following twelve months.

The Company has plans to grow its cryptocurrency business by purchasing more mining computers and contracting with parties to establish a cryptocurrency lending, wallet and exchange platform as a new product offering to merchants and other customers. It also plans to increase its customer base through acquisitions. In addition, the Company plans to expand its payment processing business with the CBD merchant acquisitions and expand its crowd funding platform with the acquisition of Crowd Ignition.

In order for the Company to execute all of its future plans to do business in the cryptocurrency marketplace and to make acquisitions, it may be necessary to obtain additional capital. This can be done by the sale of equity or debt securities or obtaining a loan. There can however be no assurances that the company will be able to raise additional funds to expand its cryptocurrency business or any of the acquired businesses.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2020, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 12, 2021	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12 , 2021	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)