Form 10-K
period 2021-12-31
OLB GROUP, INC.
filed 2022-03-28
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $59,431,844 based on 9,157,449 non affiliate shares outstanding at $6.49 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 18, 2022, there were 14,702,804 shares of the issuer’s common stock outstanding.

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

OmniSoft operates a cloud-based business management platform that provides turnkey solutions for merchants to enable them to build and manage their retail businesses, whether online or at a “brick and mortar” location. The OmniSoft platform, which can be accessed by merchants through any mobile and computing device, allows merchants to, among other features, manage and track inventory, track sales and process customer transactions and can provide interactive data analysis concerning sales of products and need for additional inventory. Merchants generally utilize the platform by uploading to the platform information about their inventory (description of units, number of units, price per unit, and related information). Once such information has been uploaded, merchants, either with their own device or with hardware that we sell directly to them, are able to utilize the platform to monitor inventory and process and track sales of their products (including coordinating shipping of their products with third party logistics companies). We manage and maintain the OmniSoft platform through a variety of domain names or a merchant can integrate our platform with their own domain name. Using the OmniSoft platform, merchants can “check-out” their customers at their “brick and mortar” stores or can sell products to customers online, in both cases accepting payment via a simple credit card or debit card transaction (either swiping the credit card or entering the credit card number), a cash payment, or by use of a QR code or loyalty and reward points, and then print or email receipts to the customer. For more information regarding our OmniSoft platform, see “Description of our OmniSoft Business.”

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

On May 22, 2020, we purchased certain assets from POSaBIT Inc., including its contracts and arrangements with the Doublebeam merchant payment processing platform. The assets included, but were not limited to, software source codes, customer lists, customer contracts, hardware and website domains.

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Purchased Assets”). In addition to the Purchased Assets, the Company purchased customer lists, intellectual property, residuals, rebates, or credits relating to the Purchased Assets accruing from October 1, 2021. The group of merchants acquired have reported annual transaction volume of greater than $300 million.

Crowdpay

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

On January 3, 2022, the the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million.

Crowd Ignition is a web-based crowdfunding software system. Ronny Yakov, Chairman and CEO of the Company and John Herzog, a significant shareholder of the Company, own 100% of the equity of Crowd Ignition. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

OLBit and DMINT

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging cryptocurrency-related lending and transactional business.

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of November 1, 2021, DMINT has 600 computers online and mining for Bitcoin. It has six data centers located in Pennsylvania. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

Synergies between the subsidiaries

The success of our business model is dependent on the synergies between the business segments operated by our subsidiaries. We have created and developed products that we believe, form an ecosystem of e-commerce to provide a variety of clients, from online equity financing companies or merchants selling online or in brick and mortar stores, with multiple product offerings and ancillary services from underwriting with the banks and merchant billing from the cloud software. We expect that these synergies will create additional revenue by charging transaction fees on each service provided to clients by our partnerships with Merchant Acquiring Banks and PCI Compliance.

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

●	Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants;

●	While we believe that we have sufficient capital to continue operations for a period of at least twelve months from the date of this Annual Report (not giving effect to any proceeds to us from this offering), if there are unanticipated expenses, insufficient cash from operations or the impact of the COVID-19 pandemic results in a larger than anticipated decline in transactions, we may require additional capital to continue our operations that may not be available or, if available, may not be available on reasonable terms;

●	We are substantially dependent on our eVance business for revenue. If we are unable to maintain our eVance business for any reason (including the various reasons described in the risk factors herein) or for no reason, it will have a material adverse effect on our company;

●	Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services;

●	The properties included in our mining network may experience damages;

●	Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations;

●

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities;

●	It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

●	Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations; and

●	If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business may be adversely affected.

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

Employees

As of December 31, 2021, we had six key employees as part of our overall staff of 30 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are located in Atlanta, Georgia. In addition, we have operations in India where we retain 15 to 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have limited cash resources and operating losses throughout our history. As of December 31, 2021 we had a working capital of $1,834,452 and a net loss of $4,978,358. Our cash flow provided by operating activities for the year ended December 31, 2021 was $3,508,082. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report, which conclusion would not have been possible without close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

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

We acquired our business by means of a foreclosure of the relevant secured lender’s security interest in the assets in the Asset Acquisition through an auction under Article 9 of the Uniform Commercial Code. Although the general rule in the context of transactions such as the Asset Acquisition is that a purchaser of assets does not assume the seller’s liabilities, various courts have established exceptions to this general rule, including where the purchaser is a ‘mere continuation’ of the seller and there is a ‘continuity of enterprise.’ To date, we have had one lawsuit whereby we have been found to have successor liability. However, we are currently appealing the decision. This is a highly fact specific inquiry, and there can be no assurance that any interested creditor, the United States (through the Internal Revenue Service) or state or local taxing agencies will not seek to hold us responsible for any existing liabilities at the time of the Asset Acquisition under one or more of these successor liability theories, for which we have no indemnification protection under the agreements relating to the Asset Acquisition.

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

Our positioning in the marketplace may place a significant strain on our management, operational and financial resources, and increase demand on our systems and controls. To manage this position effectively, we must continue to implement and improve our operational and financial systems and controls, invest in development and engineering, critical systems and network infrastructure to maintain or improve our service quality levels, purchase and utilize other systems and solutions, and train and manage our employee base. As we proceed with our development, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfilment, sales and marketing and administrative resources.

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

Our future performance depends on the continued services and contributions of our senior management, including our Chief Executive Officer, Ronny Yakov, Vice President, Finance, Patrick Smith and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our strategic objectives. In addition, some of the members of our current senior management team have only been working together for a short period of time, which could adversely impact our ability to achieve our goals. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees other than a policy providing limited coverage on the life of our Chief Executive Officer. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.

Our Chief Financial Officer is currently employed on a part-time basis.

Given the size of the Company and our operational needs, we initially hired our Chief Financial Officer, Rachel Boulds, on a part-time basis. While we have discussed with Ms. Boulds the possibility of becoming our full-time Chief Financial Officer, it is anticipated that Ms. Boulds will continue to be employed on a part-time basis for the next twelve months. In addition to her role as Chief Financial Officer, Ms. Boulds is also operating her solo accounting practice providing services for clients unrelated to the Company. While we believe that Ms. Boulds currently devotes adequate time to the Company to perform the role and duties of our Chief Financial Officer, we cannot guarantee that she will be able to continue to do so until she is with the Company on a fulltime basis. If Ms. Boulds cannot devote adequate time to our Company to fulfil her role and duties as Chief Financial Officer or if any conflicts of interest arise during this time, it could have a material adverse impact on our Company.

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

Under our current structure, we believe we are not required to register as a broker-dealer or funding portal under federal and state laws. Further, none of our officers has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations. However, if we were deemed by a relevant authority to be acting as a broker-dealer or a funding portal, we could be required to register or be subject to a variety of penalties, including fines and rescission offers. Further, we may decide for business reasons or we may be required to register as a broker-dealer or a funding portal, which would increase our costs, especially our compliance costs. If we are required but decide not to register as a broker-dealer or act in association with a broker-dealer in our transactions or to register as a funding portal, we may not be able to continue to operate under our current business model.

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

The principal types of offerings that are posted on our platform are pursuant to Regulation A and Regulation Crowdfunding (CF) which have only been in effect in their current form since 2015 and 2016, respectively. Our ability to penetrate the market to host these types of offerings remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

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

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in the number of investors and amount of investors’ dollars that utilize our platform to make investments, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

EVANCE, INC.

We are substantially dependent on our eVance business for revenue. If we are unable to maintain our eVance business for any reason (including the various reasons described in the risk factors herein) or for no reason it will have a material adverse effect on our company.

Historically, substantially all of our revenue has been generated from our eVance business, though we did begin generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. In addition, the launch of our Cryptocurrency Business in 2021 has started to generate revenue in 2021 and 2022. While we expect to continue to build out our OmniSoft software business and to rely more heavily on our PayFac model and our Cryptocurrency Business to generate revenue and to transition away from such significant reliance on our eVance business, there is no guarantee that we will be able to do so (particularly, giving effect to the impact of COVID-19). Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. For example, as of the date of this Annual Report, the COVID-19 pandemic, has impacted and may continue to impact the global economy or negatively affect various aspects of our business, including reductions in the amount of consumer spending and lending which could result in a decrease in our revenue and profits. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, whether due to the outbreak of COVID-19 or otherwise, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

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

We depend on third-party vendors and partners to provide us with certain products and services, including components of our computer systems, software, data centers, “know-your-customer” background checks and telecommunications networks, to conduct our business. For example, we rely on third parties for services such as organizing and accumulating certain daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant card network. We also rely on third parties for specific software and hardware used in providing our products and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

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

From time to time, card networks, including Visa and MasterCard, increase the fees that they charge processors. We typically will attempt to pass these increases along to our merchants, but this strategy might result in the loss of merchants to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our merchants in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

In addition, in certain of our markets, card issuers pay merchant acquirers, such as us, fees based on debit card usage in an effort to encourage debit card use. If these card issuers discontinue this practice, our revenue and margins in these jurisdictions could be adversely affected.

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

In addition, we may agree to grant warrants to a lender under a credit facility. Furthermore, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities.

We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this time, we have made no commitments or agreements with respect to any such transaction.

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

On March 27, 2020, Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While the Company may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any such relief.

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

DMINT and OLBit

Cryptocurrency Risks

We have an evolving business model.

Cryptocurrencies and blockchain technologies are relatively new and highly speculative. Cryptocurrencies and blockchain technologies have limited history, and their risks cannot be fully known at this time. As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve.  In order to stay current with the industry, our business model may need to evolve as well.  From time to time, we may modify aspects of our business model relating to our product mix and service offerings.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

We may not be able to compete with other companies, some of which have greater resources and experience.

We may not be able to compete successfully against present or future competitors.  We do not have the resources to compete with larger providers of similar services at this time.  The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do.  With the limited resources we have available, we may experience great difficulties in building our network of computers and creating an exchange.  Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to expand our business.  This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

The properties included in our mining network may experience damages.

Our initial cryptocurrency mining farm in Pennsylvania is, and any future mining farms we establish will be, subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and

●	claims by employees and others for injuries sustained at our properties.

For example, a mine could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine.  The security and other measures we take to protect against these risks may not be sufficient.  Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage or damage to our primary generators.

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be the subject of fraud and failures.

When cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past several years, a number of Bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. We do not maintain any insurance to protect from such risks, and do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk if any such events occur. In the event we experience fraud, security failures, operational issues or similar events such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade.

Governments may in the future curtail or outlaw the mining, acquisition, use, trading or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation. The effect of any future regulatory change on our business or any cryptocurrency that may impact our business is impossible to predict, but such change could be substantial and may have a material adverse effect on our business, prospects and operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. Cryptocurrencies are not recognized as legal tender by any U.S. or foreign governmental authority, and they are not backed by the full faith and credit of, or endorsed by, any government. The value of cryptocurrency in respect of any specific transaction is based on the agreement of the parties thereto, and the value of such cryptocurrency more broadly is based on the agreement of market participants. Currently, a significant portion of cryptocurrency demand is generated by speculators seeking to profit from short- or long-term price fluctuations. It is doubtful that any given cryptocurrency has any intrinsic value.

The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;

●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

●	Changes in consumer demographics and public tastes and preferences;

●	Our ability to hire and retain employees or engage third-parties with experience in the cryptocurrency industry;

●	The maintenance and development of the open-source software protocol of the network;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to digital assets; and

●	Negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

If any of those events occur, it may have a material adverse effect on our ability to pursue this business segment, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors in our securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and harm investors.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of any cryptocurrencies we hold or expect to acquire for our own account. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to us and investors in our securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively small use of bitcoins and/or other cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison there is relatively large use by speculators, which contributes to price volatility.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to pursue this business segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account.

Transactional fees may decrease demand for bitcoin and prevent expansion.

As the number of Bitcoin awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network will transition from a set reward to transaction fees.  Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities.

In order to incentivize miners to continue to contribute to the Bitcoin network, the Bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block.  This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee.  If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another cryptocurrency or to fiat currency.  Decreased use and demand for Bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our securities.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors.  Cryptocurrencies are held in software wallets, which may be subject to cyberattacks.  Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information.  Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred.  If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains control of more than 50% of the processing power on a distributed ledger network, such actor or botnet could manipulate the network to adversely affect the associated cryptocurrency and its users. If a malicious actor or botnet obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter the distributed ledger network on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all.

Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently Bitcoin and other cryptocurrencies, the blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

If regulatory changes or interpretations require the regulation of bitcoins or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended, or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (“CFTC”), the Internal Revenue Service (“IRS”), Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC and CFTC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, bitcoin and other cryptocurrencies may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in bitcoin or cryptocurrency amongst owners and require registration of trading platforms as “exchanges”. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin and other cryptocurrencies under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations in this business segment or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

Lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based assets may adversely affect us.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system. Such circumstances may have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that digital assets such as Bitcoin should be treated and taxed as property, and that transactions involving the payment of Bitcoin for goods and services should be treated as barter transactions. While such treatment would create a potential tax reporting requirement for any circumstance where the ownership of bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions. Any change to such tax treatment may adversely affect an investment in our Company.

Our dependence on third-party software and personnel may leave us vulnerable to price fluctuations and rapidly changing technology.

Competitive conditions within the cryptocurrency industry require that we use sophisticated technology in the operation of our future cryptocurrency mining business segment.  We plan to utilize third-party software applications in our mining operations.  Further, we that some of our operations may be conducted through collaboration with software providers.  The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards.  New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we plan to utilize, and we may have to manage transitions to these new technologies to remain competitive.  We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner.  During the course of implementing any such new technology into our operations, we may experience the system interruptions and failures discussed above.  Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on a national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

As of March 5, 2022, there are 9,963,127 warrants to purchase shares of our common stock outstanding and options to purchase 121,625 shares of our common stock outstanding. The stock options have a weighted average exercise price of $5.02 per share. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 18, 2022, Ronny Yakov, our chief executive officer, owned or controlled approximately 30.4% of our outstanding voting stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Further, he may make decisions that are adverse to your interests.

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

eVance, Inc. rents approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease is for thirty-nine (39) months commencing September 1, 2020. The monthly base rent is $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term is $315,044 and $8,768 is payable as a security deposit. The first three months of rent was abated.

DMINT has two leases (the “Leases”) in Bradford, Pennsylvania relating to a combined 10,000 square feet of property located at the Bradford Regional Airport Authority multi-tenant building in Lafayette Township. The facility is in the process of being converted into a cryptocurrency mining data center powered on the local power grid in tandem with natural gas power. The location will be used for DMINT’s mining operation with capacity for up to 2,000 Antminer S19j PRO machines. The Leases are each for a term of five years, ending on the later of the date of occupancy and November 10, 2026. The monthly base rent for “Cell 3”, comprising 4,000 square feet, is $1,666.67 per month. The monthly base rent for “Cell 4”, comprising 6,000 square feet, is $2,500 per month. The total rent for the entire lease term of the Leases is $250,00 and $8,767.85 is payable as a security deposit.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

After August 11, 2020, our common stock was trading under the symbol “OLB” on the NASDAQ Capital Market (“NASDAQ”). Prior to August 11, 2020, our common stock was quoted under the symbol “OLBG” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock did not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2021 and 2020, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$16.04	$4.30
June 30, 2021	$7.98	$4.30
September 30, 2021	$6.65	$3.30
December 31, 2021	$6.53	$2.51

Fiscal Year 2020, Quarter Ended:	High	Low
March 31, 2020	$15.00	$15.00
June 30, 2020	$10.50	$7.75
September 30, 2020	$10.50	$3.53
December 31, 2020	$6.53	$3.26

At March 18, 2022 there were approximately 368 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

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

With respect to our eVance business, our merchants are currently processing over $100,000,000 in gross transactions monthly and average approximately 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the United States with no concentration of industries or merchants.

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM. SecurePay.comTM, is currently used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions (though our revenue from these transactions is limited). In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This provides the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of December 31, 2021, DMint has purchased 1,000 computers, of which 650 computers have been delivered with 250 online and mining for Bitcoin, 400 computers are in process of being installed and 350 computers are scheduled for delivery in 2022. It has six data centers located in Pennsylvania where it has mined ten Bitcoin. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million.

Crowd Ignition is a web-based crowdfunding software system. Ronny Yakov, Chairman and CEO of the Company and John Herzog, a significant shareholder of the Company, own 100% of the equity of Crowd Ignition. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the year ended December 31, 2021, we had total revenue of $16,710,759 compared to $9,766,621 of revenue for the year ended December 31, 2020, an increase of $6,944,138 or 71.1%. We earned $15,810,626 in transaction and processing fees, $131,802 in merchant equipment sales, $464,327 in other revenue from monthly recurring subscriptions and $304,004 of other revenue from the Cryptocurrency Mining segment, compared to $8,358,459 in transaction and processing fees, $88,538 in merchant equipment sales and $1,319,624 in other revenue during the prior year (the Company did not have revenue from the Cryptocurrency Mining segment in 2020).

Our transaction and processing fee revenue increased $7,452,167 in the current year. The increase was a result of an increase in the amount of fees earned from merchant processing transactions due to an increased number of transactions during 2021 compared to the prior year and an increase in the number of rentals and sales of merchant equipment. The increase was primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021.

For the year ended December 31, 2021, we had processing and servicing costs of $13,480,212 compared to $6,003,931 of processing and servicing costs for the year ended December 31, 2020. Processing and servicing costs increased by $7,476,281 or 124.5%. Processing and servicing costs increased in conjunction with the increased revenue.

Amortization and depreciation expense for the year ended December 31, 2021 was $1,890,899 compared to $844,423 for the year ended December 31, 2020, an increase of $1,046,476 or 123.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the year ended December 31, 2021, was $1,241,589, which increased in the current year due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Our deprecation increased in the current year to $649,310, due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the year ended December 31, 2021 was $2,126,451 compared to $1,363,451 for the year ended December 31, 2020, an increase of $763,000 or 56%. Salary and wage expense increased in the current period due to bonuses paid to our CEO and President for the Company’s performance in 2020 and 2021 and new employees hired during the year.

Professional fees for the year ended December 31, 2021 were $1,590,520 compared to $769,159 for the year ended December 31, 2020, an increase of $821,361 or 106.8%. Professional fees consist mainly of audit and legal fees. In the current year our legal expense increased approximately $981,000, which was offset with a decrease in our audit fees of approximately $159,000.

General and Administrative (“G&A”) expense for the year ended December 31, 2021 was $2,387,416 compared to $1,520,362 for the year ended December 31, 2020, an increase of $867,054 or 57%. Some of our larger G&A expenses included rent of $106,000, stock-based compensation of $461,000, contracted services of $624,000 and computer and internet expense of $332,000.

For the year ended December 31, 2021, we incurred $116,737 of interest expense, compared to $1,043,933 for the year ended December 31, 2020, a decrease of $927,196 or 185.6% The decrease in interest expense is primarily due the conversion of all related party debt during the third quarter of 2020 and the repayment of the Term Loan. In the current year we recognized a $236,231 gain on forgiveness of debt for the forgives of our PPP loan. We also recognized litigation liability expense of $333,158.

Our net loss for year ended December 31, 2021 was $4,978,358 compared to $1,776,727 for year ended December 31, 2020. We had an increase in our net loss of $3,201,631 for the reasons discussed above.

Trends and Uncertainties

The Company’s financial condition and results of operations for the next fiscal year 2022 may be adversely affected by a further prolonging of the COVID-19 pandemic.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, continued to experience impacts of the COVID-19 pandemic in the U.S. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. However, the scale and duration of this pandemic remains unknown. If there was another increase in cases requiring quarantines or closures of businesses, the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company is currently implementing specific business continuity plans to reduce the potential impact of COVID-19 during 2022 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal ongoing negative impact, there is no guarantee that the Company’s continuity plan will be successful, that the Company’s merchants will meet the number of forecasted transactions due to a change in consumer activity around point of sale purchasing resulting from the temporary closure of businesses in the future.

In 2021, as a result of the continued high transmission of COVID-19 cases requiring quarantines and convalescence of so many people, the Company experienced some disruptions to its business and disruptions for the Company’s customers and merchants that had an impact on the number of transactions processed by the Company. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2022 and beyond will depend on future developments and impacts of variants of the virus, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the continuing economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could still have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2022 and beyond.

Liquidity and Capital Resources

Changes in Cash Flows

For the year ended December 31, 2021, we used $3,508,082 of cash in operating activities, which included our net loss offset by $1,890,899 for amortization and depreciation expense, $461,051 for stock-based compensation, a gain on forgiveness of debt of $236,231 and net changes in operating assets and liabilities of ($648,117).

For the year ended December 31, 2020, we used $327,267 of cash in operating activities, which included our net loss offset by $1,940,899 for amortization and depreciation expense, $502,105 for stock-based compensation, and net changes in operating assets and liabilities of $84,952.

For the year ended December 31, 2021, we used $25,661,600 of cash used for investing activities. For the year ended December 31, 2020, we used $150,000 in connection with the POSaBIT Asset Acquisition. During the current year we purchased $186,600 of office equipment and $9,410,000 of mining equipment for our DMINT subsidiary.

For the year ended December 31, 2021, we received net cash of $28,815,530 from financing activities. We received a total of $8,090,709 from the exercise of warrants issued in the offerings, $16 from the exercise of options and we netted $28,379,650 from the sale of common stock and warrants. In addition, $7,654,845 was repaid on our loan to GACP.

For the year ended December 31, 2020, we received net cash of $3,793,536 from financing activities. $1,845,155 was repaid on our loan to GACP. We received $236,231 from the Paycheck Protection Program loan under the CARES Act and a total of $5,600,775 from the sale of stock and warrants and $94,500 from the exercise of warrants.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash of $3,470,339 and working capital of $1,834,452.

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

In addition, the Company has received a Paycheck Protection Program loan under the CARES Act for approximately $236,000 (the “PPP Loan”). On October 11, 2021, the Company obtained forgiveness of all amounts due under the PPP Loan.

On November 2, 2021, the Company entered into a series of securities purchase agreements with certain institutional accredited investors pursuant to which the Company issued and sold, in a private placement (i) 1,969,091 shares (the “Shares”) of the Company’s Common Stock (ii) pre-funded warrants exercisable for a total of 2,576,364 shares of Common Stock (the “Prefunded Warrant Shares”) with an exercise price of $0.0001 per Prefunded Warrant Share, and (iii) warrants exercisable for a total of 4,545,455 shares of Common Stock (the “Common Warrant Shares” and together with the Prefunded Warrant Shares, the “Warrant Shares”) with an exercise price of $6.50 per Common Warrant Share. The offering closed on November 5, 2021 and the Company received net proceeds of approximately $22.9 million, after deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from the offering to invest in or acquire companies or technologies that are synergistic with or complimentary to its business, to expand and market its current products and for working capital and general corporate purposes.

The Company has reviewed its cash flow for 2021, projected operating cash flows for 2022 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. As a result of the improved transaction volume trends the Company experienced during 2021 and the increase in the number of merchants after the acquisitions of several portfolios during 2021, as well as the funds received from the capital raises discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The OLB Group, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. (the “Company”) at December 31, 2021 and 2020, and the related consolidated statements operations, stockholders’ equity and cash flows for each of the two years in the periods ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Continued from previous page

Intangible Assets Impairment Assessments

As described in Notes 2 and 4 to the consolidated financial statements, the Company has goodwill and intangible assets of $28.9 million at December 31, 2021. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida

March 24, 2022

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$3,470,339	$3,824,491
Accounts receivable, net	670,822	355,994
Prepaid expenses	15,064	15,754
Other current assets	729,351	8,768
Total Current Assets	4,885,576	4,205,007

Other Assets:
Property and equipment, net	8,967,096	19,807
Intangible assets, net	23,964,180	2,640,816
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	402,538	269,508
Other long-term assets	451,885	384,148
Total Other Assets	40,643,915	10,172,495

TOTAL ASSETS	$45,529,491	$14,377,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$501,762	$359,968
Accrued expenses	416,182	103,634
Merchant portfolio purchase installment obligation	2,000,000	—
Operating lease liability – current portion	133,180	85,598
Note payable – current portion	—	450,000
Total Current Liabilities	3,051,124	999,200
Long Term Liabilities:
Notes payable, net of current portion	—	7,441,076
Operating lease liability – net of current portion	273,166	185,045
Total Liabilities	3,324,290	8,625,321

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at December 31, 2021 and 2020, respectively	46	46
Common stock, $0.0001 par value, 200,000,000 shares authorized, 11,984,396 and 6,170,054 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,197	617
Additional paid-in capital	67,810,922	26,380,124
Accumulated deficit	(25,606,964)	(20,628,606)
Total Stockholders’ Equity	42,205,201	5,752,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,529,491	$14,377,502

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020
Revenue:
Transaction and processing fees	$15,810,626	$8,358,459
Merchant equipment rental and sales	131,802	88,538
Revenue, net - cryptocurrency mining	304,004	—
Other revenue from monthly recurring subscriptions	464,327	1,319,624
Total revenue	16,710,759	9,766,621

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	13,480,212	6,003,931
Amortization and depreciation expense	1,890,899	844,423
Salaries and wages	2,126,451	1,363,451
Professional fees	1,590,520	769,159
General and administrative expenses	2,387,416	1,520,362
Total operating expenses	21,475,498	10,501,326

Loss from operations	(4,764,739)	(734,705)

Other income (expense):
Interest expense	(116,737)	(807,982)
Interest expense, related party	—	(235,951)
Gain on forgiveness of debt	236,231	—
Litigation expense	(333,158)	—
Other income	45	1,911
Total other expense	(213,619)	(1,042,022)

Net Loss	$(4,978,358)	$(1,776,727)

Net loss per share, basic and diluted	$(0.63)	$(0.31)

Weighted average shares outstanding, basic and diluted	7,918,263	5,711,266

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2019	—	$—	5,411,905	$541	$16,050,938	$(18,851,879)	$(2,800,400)
Stock based compensation	—	—	—	—	298,381	—	298,381
Conversion of debt – related party	4,633	46	—	—	4,634,396	—	4,634,442
Common stock units issued for cash	—	—	700,000	70	4,942,811	—	4,942,881
Warrants sold for cash	—	—	—	—	155,380	—	155,380
Common stock issued for exercise of Warrants	—	—	21,150	2	94,498	—	94,500
Common stock issued for services – related party	—	—	36,999	4	203,720	—	203,724
Net loss	—	—	—	—	—	(1,776,727)	(1,776,727)
Balance at December 31, 2020	4,633	46	6,170,054	617	26,380,124	(20,628,606)	5,752,181
Stock based compensation	—	—	—	—	296,042	—	296,042
Common stock issued exercise of warrants – related party			159,103	16	—		16
Options issued for intangible assets	—	—	—		4,499,952	—	4,499,952
Common stock units issued for cash	—	—	3,387,696	338	28,379,312	—	28,379,650
Common stock issued for director service	—	—	35,639	3	165,006	—	165,009
Common stock issued for exercise of warrants	—	—	2,231,904	223	8,090,486	—	8,090,709
Net loss	—	—	—	—	—	(4,978,358)	(4,978,358)
Balance at December 31, 2021	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4, 978,358)	$(1,776,727)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	1,890,899	861,269
Stock based compensation	296,042	298,381
Common stock issued for services – related party	165,009	203,724
Operating lease expense	2,674	1,134
Gain on forgiveness of debt	(236,231)	—
Changes in assets and liabilities:
Accounts receivable	(314,828)	123,410
Prepaid expenses and other current assets	(719,893)	101,068
Other long-term assets	(67,738)	(67,635)
Accounts payable	141,794	(232,885)
Accrued expenses – related party	—	235,952
Other accrued liabilities	312,548	25,242
Deferred revenue	—	(99,594)
Net cash provided by (used in) operating activities	(3,508,082)	(326,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,596,599)	—
Acquisition of intangible assets	(16,065,001)	(150,000)
Net cash used in investing activities	(25,661,600)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	236,231
Payments on note payable	(7,654,845)	(1,845,155)
Proceeds from exercise of warrants	8,090,709	94,500
Proceeds from sale of common stock units	28,379,650	5,446,000
Proceeds from exercise of options – related party	16	—
Proceeds from sale of warrants	—	154,775
Payment of deferred offering costs	—	(292,815)
Net cash provided by financing activities	28,815,530	3,793,536

Net change in cash	(354,152)	3,316,875
Cash – beginning of year	3,824,491	507,616
Cash – end of year	$3,470,339	$3,824,491

Cash paid for:
Interest	$116,736	$813,483
Income taxes	$—	$—
Supplemental non-cash disclosure:
Establishment of ROU operating lease asset and related liability	$233,308	$323,812
Conversion of debt – related party	$—	$4,634,442
Merchant portfolio purchase installment obligation	$2,000,000	—
Options issued for acquisition of natural gas rights	$4,499,952	$—

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2021

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments.

Fintech Services:

The Company provides integrated financial and transaction processing services (“Fintech Services”) to businesses throughout the United States. Through its eVance Capital, Inc. subsidiary (“eVance”), the Company provides an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payment processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and as a result, receives additional consideration for this service and risk. The Company’s Securus365, Inc. (“Securus365”) subsidiary operates as a retail ISO and receives residual income as commission for merchants it places with third party processors.

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal.

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

Cryptocurrency Business:

On July 23, 2021, the Company formed DMINT, Inc., a wholly owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to cryptocurrency mining (“Cryptocurrency Business”).

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

The Company generates its revenue through two business segments its Fintech Services and Cryptocurrency Business segments.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At December 31, 2021, most employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, Omnisoft, OLBit and DMINT. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for year ended December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2021, the Company had $3,220,339 of cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has two operating segments as of December 31, 2021. See Note 15, “Segment Information”.

Stock-based compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the year ended December 31, 2021 and 2020 does not include warrants to acquire 9,963,127 and 3,353,698 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2021 and 2020 does not include 772,362 and 172,438 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill and determined there was no impairment at December 31, 2021 and 2020.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $0 and $38,000 as of December 31, 2021 and 2020, respectively.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2021	2020
Revenue from contracts with customers:
Wholesale contracts	$13,336,832	$5,106,588
Retail contracts	$1,680,680	$2,242,164
Other transaction and processing fees	$1,693,247	$2,417,869
Total transactions and processing fees	$16,710,759	$9,766,621

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

Cryptocurrency mining

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Each individual unit of cryptocurrency held by the Company is a separate unit of account. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, the Company had cash of approximately $3.5 million and working capital of approximately $1,800,000. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	December 31, 2021	December 31, 2020
Merchant Portfolios	$2,405,000	$2,340,000
Less accumulated amortization	(1,562,798)	(1,199,184)
Net residual portfolios	$842,202	$1,140,816

	December 31, 2021	December 31, 2020
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(1,500,000)	(1,000,000)
Net trade name	$1,000,000	$1,500,000

	December 31, 2021	December 31, 2020
CBD Merchant Portfolio	$18,000,000	$—
Less accumulated amortization	(190,476)	—
Net trade name	$17,809,524	$—

	December 31, 2021	December 31, 2020
Exclusive agreement to purchase natural gas	$4,499,952	$—
Less accumulated amortization	(187,498)	—
Net mineral rights	$4,312,454	$—

Total intangible assets, net	$23,964,180	$2,640,816

Amortization expense for the years ended December 31, 2021 and 2020 was $1,241,589 and $844,423, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2022	$3,858,090
2023	3,834,281
2024	3,320,234
2025	3,021,424
2026	3,021,424
Thereafter	6,908,727
Total	$23,964,180

The weighted average remaining useful life of amortizing intangible assets was 6.20 years at December 31, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Long lived assets, including property and equipment assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and equipment are first recorded at cost. Depreciation and is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2021	December 31, 2020
Furniture and Fixtures	$36,471	$36,471
Office Equipment	474,873	288,273
Computer Software	182,345	182,345
Leasehold Improvements	17,877	17,877
Cryptocurrency Mining Equipment	9,410,000	—
Total	10,121,566	—
Less accumulated depreciation	(1,154,470)	(505,159)
Property and Equipment, net	$8,967,096	$19,807

Depreciation expense

Depreciation expense for the years ended December 31, 2021 and 2020 was $649,310 and $16,846, respectively.

NOTE 6 – NOTE PAYABLE

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

On May 6, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $236,231 (the “PPP Loan”). The PPP Loan matures on May 7, 2022 and bears interest at 1% per annum. Monthly amortized principal and interest payments are deferred for 6 months after the date of the agreement. The Paycheck Protection Program provides that the use of PPP Loan proceeds were limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company received notice on October 11, 2021 that the $236,000 PPP Loan had been entirely forgiven resulting in the recognition of a gain on extinguishing of debt.

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Purchased Assets”). The purchase price is $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has not recognized a liability for the contingent payment amount.

NOTE 7 – STOCK OPTIONS

On January 1, 2021, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms on the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 per share and expire in three years after each vest date. The aggregate fair value of the options totaled $32,793 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 0.16% risk free rate, 35.03% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

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

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended December 31, 2021 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	278,506	$0.0001	-
Granted	6,667	$0.001	-
Exercised	-	$-	-
Forfeited	-	$-	-
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Granted	774,585	0.0001	-
Exercised	(159,103)	$-	-
Expired	(6,667)	$-	-
Options outstanding December 31, 2021	893,988	$0.0001	$2,369,065
Shares exercisable at December 31, 2021	772,361	$0.0001	$2,046,759

NOTE 8 – WARRANTS

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

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s Offering expenses, was approximately $4.9 million. The Company utilized $1,120,155 of the net proceeds to repay a portion of the Company’s long-term indebtedness (the “Term Loan”) and the remainder of the net proceeds from the Offering for working capital and other general corporate purposes and to acquire merchant portfolios and technologies that are synergistic with or complimentary to our business and expand our current products (including payment of outstanding accounts payable).

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

On November 2, 2021, the Company entered into a series of securities purchase agreements with certain institutional accredited investors pursuant to which the Company issued and sold, in a private placement (i) 1,969,091 shares of the Company’s Common Stock (ii) pre-funded warrants exercisable for a total of 2,576,364 shares of Common Stock (the “Prefunded Warrant Shares”) with an exercise price of $0.0001 per Prefunded Warrant Share, and (iii) warrants exercisable for a total of 4,545,455 shares of Common Stock (the “Common Warrant Shares” and together with the Prefunded Warrant Shares, the “Warrant Shares”) with an exercise price of $6.50 per Common Warrant Share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2019	40,000	$7.50	0.52
Warrant A Granted (1)	2,639,848	$9.00	9.00
Expired	-	$-	-
Warrant B Granted (2)	659,970	$4.50	4.50
Warrant B Exercised	(21,150)	$4.50	-
Underwriter Warrant	35,000	$11.25	11.25
Underwriter Warrant Exercised	-	-	-
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55

(1)	Includes 210,000 Warrant A granted to Underwriters upon exercise of overallotment in connection with the Offering

(2)	Includes 525,000 Warrant B granted to Underwriters upon exercise of overallotment in connection with the Offering

NOTE 9 – OPERATING LEASES

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

On January 11, 2022, DMINT entered into two leases (the “Leases”) in Bradford, Pennsylvania relating to a combined 10,000 square feet of property located at the Bradford Regional Airport Authority multi-tenant building in Lafayette Township. The facility is in the process of being converted into a cryptocurrency mining data center powered on the local power grid in tandem with natural gas power. The location will be used for DMINT’s mining operation with capacity for up to 2,000 Antminer S19j PRO machines. The Leases are each for a term of five years, ending on the later of the date of occupancy and November 10, 2026. The monthly base rent for “Cell 3”, comprising 4,000 square feet, is $1,667 per month. The monthly base rent for “Cell 4”, comprising 6,000 square feet, is $2,500 per month. The total rent for the entire lease term of the Leases is $250,00 and $8,768 is payable as a security deposit.

	Balance Sheet Classification	December 31, 2021
Asset
Operating lease asset	Right of use asset	$402,538
Total lease asset		$402,538

Liability
Operating lease liability – current portion	Current operating lease liability	$133,180
Operating lease liability – noncurrent portion	Long-term operating lease liability	273,166
Total lease liability		$406,346

Lease obligations at December 31, 2021 consisted of the following:

For the year ended December 31:
2022	$150,139
2023	144,393
2024	50,000
2025	50,000
2026	41,667
Total payments	$436,199
Amount representing interest	$(29,853)
Lease obligation, net	406,346
Less current portion	(133,180)
Lease obligation – long term	$273,166

Rent expense for the years ended December 31, 2021 and 2020, was $106,201 and $91,052, respectively.

NOTE 10 - COMMON STOCK

On August 18, 2021, the Company sold, in a registered direct offering, units comprised of an aggregate of 1,418,605 shares of common stock and in a concurrent private placement, warrants to purchase up to 1,418,605 shares of common stock, at an aggregate purchase price of $4.30 per Share and associated Warrant, for total net proceeds of $6,100,000.

On November 2, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”) pursuant to which the Company issued and sold, in a private placement (the “Private Placement”), (i) 1,969,091 shares (the “Shares”) of common stock, along with warrants to purchase up to 7,121,819 shares of common stock, for total net proceeds of approximately $22,918,000.

Refer to Note 12 for common stock issued to related parties.

NOTE 11 – PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. No shares of preferred stock are currently issued or outstanding.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

Liquidation Preference

Each share of Series A Preferred Stock will have a liquidation preference equal to the Stated Value plus any accrued but unpaid dividends thereon. In the event of a liquidation, dissolution or winding up of the Company (which include,s any merger, reorganization, sale of assets in which control of the Company is transferred or event which results in all or substantially all of the Company’s assets being transferred), the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company, before any payment is made to the holders of the Company’s common stock and either in preference to or pari pasu with the holders of any other series of preferred stock that may be issued in the future, a per share amount equal to the liquidation preference.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On November 19, 2021, the company granted 10,800 shares of common stock to Alina Dulimof, Director, for services. The shares were valued at $4.63, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,004.

On November 19, 2021, the company granted 10,800 shares of common stock to Amir Sternhell, Director, for services. The shares were valued at $4.63, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,004.

On November 19, 2021, the company granted 14,039 shares of common stock to Ehud Ernst, Director, for services. The shares were valued at $4.63, the closing stock price on the date of grant, for total non-cash stock compensation expense of $65,001.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On October 20, 2017, the Company entered into a 7-year term employment agreement with its founder and President, effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period of any company or business (including purchases of all or substantially all of the assets of any such entity) having then existing sales of not less than three million five hundred thousand dollars ($3,500,000). During the year ended December 31, 2020, Mr. Yakov was paid a $400,000 bonus ($200,000 per year for 2019 and 2020). See Note 16 - Subsequent Events for additional information on changes in 2022.

The Company had an adverse litigation judgment against it during the fiscal year which included damages and attorney fees in favor of the Plaintiff. The Company has appealed the judgment of both the award of damages and attorney fees. The timeline for a ruling on the appeal is unknown. The Company believes that it has sufficient grounds to prevail on its appeal. As the amount of the judgement is known the Company has accounted for it as an accrued expense.

NOTE 14 — INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$2,431,700	$1,790,700
Allowance for Doubtful Accounts	10,300	10,300
Depreciation and amortization	687,605	467,658
Less valuation allowance	(3,129,605)	(2,268,658)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2021	2020
Book loss	$(1,045,000)	$(373,000)
State taxes	(299,000)	(107,000)
Meals and entertainment	1,800	800
Stock based compensation	124,500	135,600
Non deductible expenses	156,421	—
Other adjustments	200,332	(368,891)
Valuation allowance	860,947	712,491
	$—	$—

At December 31, 2021, the Company had operating loss carry forwards of approximately $9,006,000, $3,417,000 of which expire from 2021 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

NOTE 15 - SEGMENTS

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments during 2021: Cryptocurrency Mining and Fintech Services. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and expenses of our two reporting segments to assess the performance of the business of our reportable operating segments.

The following tables details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2021.

For the Year ended December 31, 2021
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$304,004
Fintech services revenue	16,406,755
Total segment and consolidated revenue	16,710,759
Reconciling Items:
Processing and servicing costs, excluding merchant portfolio amortization	(13,480,212)
Amortization and depreciation expense	(1,255,674)
Depreciation expense - cryptocurrency mining	(635,225)
Salaries and wages	(2,126,451)
Professional fees	(1,590,520)
General and administrative expenses	(2,387,416)
Interest expense	(116,737)
Gain on forgiveness of debt	236,231
Litigation expense	(333,158)
Other income	45
Net Loss	$(4,978,358)

December 31, 2021
Total Assets:
Cryptocurrency mining	$9,749,652
Fintech services	33,779,839
$43,529,491

NOTE 16 – SUBSEQUENT EVENTS

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million.

On January 11, 2022, the Company entered into a new employment agreement with Mr. Yakov (the “Yakov Agreement”) and a new employment agreement with Mr. Smith (the “Smith Agreement”). The Yakov Agreement maintains Mr. Yakov’s role as the Company’s Chief Executive Officer through December 31, 2027 and extended for one-year terms thereafter. The Smith Agreement maintains Mr. Smith’s role as the Company’s Vice President, Finance unless terminated or upon his resignation.

The Yakov Agreement increases Mr. Yakov’s base salary to $750,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Yakov also received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.001 per share.

The Yakov Agreement also states that, if Mr. Yakov’s employment is terminated without cause or he voluntarily terminates his employment for good reason, he will continue to receive his base salary for the remainder of the term along with all earned bonuses. In the event the termination is in connection with Mr. Yakov’s death, disability or bankruptcy of the Company, he will receive the pro rata amount of his base salary through the termination date and all bonuses earned through the termination date.

The Smith Agreement increases Mr. Smith’s base salary to $350,000.00 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.001 per share. The Options vest equally over five years at the rate of one-fifth (1/5th) beginning on the anniversary of the Effective Date of the Agreement.

The Smith Agreement also states that, if Mr. Smith’s employment is terminated without cause or he voluntarily terminates his employment for good reason, he will continue to receive his base salary for the remainder of the term along with all earned bonuses. In the event the termination is in connection with Mr. Smith’s death, disability or bankruptcy of the Company, he will receive the pro rata amount of his base salary through the termination date and all bonuses earned through the termination date.

In January 2022, Armistice Capital, received 1,400,000 shares of common stock upon the exercise of 1,400,000 warrants at $0.0001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2021, and this assessment identified the following material weaknesses in our internal control over financial reporting.

We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate. This material weakness in our risk assessment process was a factor contributing to the other material weaknesses which we have further described below.

We have identified a material weakness in our review of key accounting policies and procedures at December 31, 2021. We have determined that although such policies and procedures exist, they are generally not formalized. Additionally, our management has assessed certain policies and procedures as inadequate regarding their design adequacy, including a lack of formalized evidence of their effective operation.

We have identified a material weakness in that due to the lack of formalized documentation as to the adequacy of design and effective operation of both preventative and detective controls, management’s ability to monitor the effective operation of these internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks has been assessed as inadequate.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, at December 31, 2021, the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Remediation Plan

As of December 31, 2021, the material weaknesses disclosed in the previous year has not yet been fully remediated; however, significant progress has been made during 2021 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting consultant and the addition of an audit committee financial expert. Remediation activities for our material weaknesses include:

●	Risk Assessment. We are in the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our segment local management. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting.

We expect to fully remediate the material weaknesses noted above, and allocate appropriate resources to department heads in the course of the next nine to twelve months.

We expect to maintain continuous monitoring and implement changes to existing controls, as deemed necessary, to mitigate or remediate the material control weaknesses, where applicable.

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

Changes in Internal Control over Financial Reporting

During 2020 and 2021, we undertook several initiatives with the goal of improving our internal controls, including, but not limited to the following.

●	We engaged accounting consultants to assist with more complex areas;
●	We appointed independent members to our Board of Directors;
●	We created an Audit Committee of the Board of Directors composed of independent directors;
●	We hired additional accounting personnel with experience with publicly held companies; and
●	We engaged a consultant to assist the Company with documentation of our internal control processes and procedures.

Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	62	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	52	Chief Financial Officer
Patrick Smith	49	Vice President, Finance
Ehud Ernst	62	Director and Chairman of the Audit Committee
Amir Sternhell	60	Director
Alina Dulimof	55	Director

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

Patrick Smith is Vice President, Finance of the Company. Mr. Smith has over 20 years of finance, accounting and operational experience in the merchant services industry. Mr. Smith joined eVance (Formerly Calpian Commerce) in 2014 as Director of Finance. Prior to eVance, Mr. Smith spent 2 years as Director of Financial Planning and Analysis at Cynergy Data, an ISO with over 75,000 merchants. He worked with Pay by Touch, a biometric payments start-up company based in San Francisco, and was part of the financial team that raised over $300M in its capital funding. From 1996 to 2004, Mr. Smith worked for Concord EFS, a large merchant acquirer. His titles at Concord included Internal Audit, Financial Analyst and Vice President/Controller. While at Concord EFS, he was part of the diligence team that worked on several large acquisitions, including those of Star and EPS Debit networks.

Ehud Ernst is one of our independent directors and Chairman of the Audit Committee of the Board of Directors. Since 2015, Mr. Ernst has been the chief executive officer of HyperTail.es. From 2007 to 2017, Mr. Ernst founded and was the chief executive officer of Feelternet, a creative digital agency, which served some of the largest brands in the Israeli market. From 2004 to 2007, Mr. Ernst served as division manager at Data-Pro Proximity/BBDO, a large direct marketing and analytics agency in Israel. From 1985 to 1999, Mr. Ernst founded and was the chief executive officer of Ernst Meron studios, one of the largest commercial photography production studio in Israel. Mr. Ernst also co-founded Impressia.com, a marketing technology start-up venture enabling product displays at e-commerce stores. Mr. Ernst graduated from ICP New York with a degree in Photography and Art.

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

Alina Dulimof is one of our independent directors. She is currently Chief Operating Officer and Head of Investor Relations and Business Development at Dorset Management LLC, a commodity trading hedge fund she co-founded. Since 2017, she has served as a managing director responsible for business development with Park Avenue Securities (PAS), a wealth management advisory firm in New York. Prior to PAS, from 2012 to 2017, she was a partner with Nationwide Planning Associates and from 2007-2009, she was a VP, Private Banking at Merrill Lynch in New York. She has passed the Series 7 (FINRA-General. Securities Representative exam) and Series 66 (NASAA_Uniform Combined State Law exam) exams. From 1999 to 2007, Ms. Dulimoff was an Investment Manager with BrainHeart, a VC firm in Stockholm, where she was responsible for investment decisions, while supporting the management teams of its portfolio companies. As an entrepreneur, Ms. Dulimof achieved successful exits from 2 of her startups, prior to joining BrainHeart. For over 15 years she had managed, advised and invested in a wide range of companies in Blockchain technology, Fintech, 5G, IoT, Cybersecurity, AI, Robotics, E-commerce, Creator economy, Mobile, OOH advertising and Biotech, alongside entrepreneurs, venture capital and private equity firms. Prior to her investment management career, she was a technology executive, starting at Ericsson in Stockholm, directly after her graduation with distinction with a degree in Nuclear Physics from Bucharest University in 1988. At Ericsson, she held executive positions within diverse business areas, from research to product development, marketing and strategic partnerships. During her tenure at Ericsson she earned an Executive MBA from Stockholm School of Economics in 2001. She is a CFA charter holder.

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

Director Independence

Our Board of Directors may establish the authorized number of directors from time to time by resolution. Our Board of Directors is currently comprised of one member. We have three (3) independent directors on the Board of Directors. The directors will be elected annually by our stockholders.

Because our common stock is listed on the NASDAQ Capital Market, the listing rules of this stock exchange generally require that a majority of the members of a listed company’s board of directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees, be independent. Our Board of Directors has determined that Alina Dulimof, Ehud Ernst and Amir Sternhell do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and such directors are “independent” as that term is defined under the rules of the stock market.

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

Board Committees

Our Board of Directors has an Audit Committee, Compensation Committee and a Nominating and Corporate Committee.

Audit Committee

The Audit Committee consists of Ehud Ernst, Alina Dulimof, and Amir Sternhell with Mr. Ernst serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our Company and oversight of our accounting and financial reporting, our independent registered public accounting firm and their audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, as set forth in its charter, includes:

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

The composition of our Audit Committee complies with all applicable requirements of the SEC and the listing requirements of the Nasdaq Capital Market. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

The Compensation Committee consists of Alina Dulimof, Ehud Ernst and Amir Sternhell with Mr. Ernst serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining the Company’s compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, as set forth in its charter, includes:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Alina Dulimof, Ehud Ernst and Amir Sternhell with Mr. Sternhell serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, as set forth in its charter, includes:

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2021	$375,000	$400,000	$0	$57,533	$0	$0	$30,000	$834,874
CEO, (1) Chairman	2020	$375,000	$0	$0	$59,874	$0	$0	$30,000	$434,874
Patrick Smith,	2021	$175,000	$90,000	$0	$238,506	$0	$0	$0	$503,506
Vice President	2020	$175,000	$90,000	$0	$238,506	$0	$0	$0	$503,506
Rachel Boulds,	2021	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2020	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Partially accrued but not paid.
(2)	Car allowance
(3)	Stock based compensation of options granted during the years ended December 31, 2021 and 2020.

Employment Agreements

On October 20, 2017, the Company entered into a new employment agreement with Ronny Yakov for 7 years effective January 1, 2018 through December 31, 2024. The agreement provides for an annual salary of $375,000, fringe benefits ($2,500 monthly automobile allowance, any benefit plans of the Company and 4 weeks paid vacation), an incentive bonus of $200,000 based on the achievement of certain performance criteria and an annual stock option grant as described under “Outstanding Equity Awards at Fiscal Year-End” below. As of December 31, 2021, $490,000 of bonuses have been accrued or paid. Further, the agreement provides for an acquisition bonus equal to two (2%) percent of the gross purchase price paid in connection therewith upon the closing of any acquisition directly or indirectly by the Company or its subsidiaries during the Employment Period.

On April 10, 2018, the Company entered into an employment agreement with Patrick Smith until either party terminates the agreement. The agreement provides for an annual salary of $175,000, an annual bonus of up to $45,000. During the year ended December 31, 2021, Mr. Smith received a $90,000 bonus.

Subsequent Events Relating to Employment Agreements

On January 11, 2022, the Company entered into a new employment agreement with Mr. Yakov (the “Yakov Agreement”) and a new employment agreement with Mr. Smith (the “Smith Agreement”). The Yakov Agreement maintains Mr. Yakov’s role as the Company’s Chief Executive Officer through December 31, 2027 and extended for one-year terms thereafter. The Smith Agreement maintains Mr. Smith’s role as the Company’s Vice President, Finance unless terminated or upon his resignation.

The Yakov Agreement increases Mr. Yakov’s base salary to $750,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Yakov also received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.001 per share.

The Yakov Agreement also states that, if Mr. Yakov’s employment is terminated without cause or he voluntarily terminates his employment for good reason, he will continue to receive his base salary for the remainder of the term along with all earned bonuses. In the event the termination is in connection with Mr. Yakov’s death, disability or bankruptcy of the Company, he will receive the pro rata amount of his base salary through the termination date and all bonuses earned through the termination date.

The Smith Agreement increases Mr. Smith’s base salary to $350,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.001 per share. The Options vest equally over five years at the rate of one-fifth (1/5th) beginning on the anniversary of the Effective Date of the Agreement.

The Smith Agreement also states that, if Mr. Smith’s employment is terminated without cause or he voluntarily terminates his employment for good reason, he will continue to receive his base salary for the remainder of the term along with all earned bonuses. In the event the termination is in connection with Mr. Smith’s death, disability or bankruptcy of the Company, he will receive the pro rata amount of his base salary through the termination date and all bonuses earned through the termination date.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, the following equity awards were outstanding:

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

2020 Equity Incentive Plan

The Board of Directors have adopted a 2020 Equity Incentive Plan (the “Plan”) for the Company and the holders of majority of our outstanding shares of common stock have approved such plan. 240,000 shares of our common are reserved for issuance under the Plan. Grants of 61,838 restricted shares of common stock have been issued under the Plan as of December 31, 2021. In general, awards under the Plan shall vest ratably over a period of three years (on the first, second and third anniversaries of the agreement) subject to accelerated vesting upon a change of control of our company (although awards may be granted with different vesting terms).

The purpose of our 2020 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The 2020 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors or by the full Board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The Plan provides for the grant of (i) “incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company.

In connection with the administration of our 2020 Equity Incentive Plan, our Compensation Committee:

●	determines which employees and other persons will be granted awards under our 2020 Equity Incentive Plan;

●	grants the awards to those selected to participate;

●	determines the exercise price for options; and

●	prescribes any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

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

Director Compensation

Our directors received the following fixed compensation for their services as directors during the fiscal year ended December 31, 2021.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Alina Dulimof	$0	$50,004	$0	$0	$0	$0	$50,004
Ehud Erst	$0	$65,001	$0	$0	$0	$0	$65,001
Amir Sternhell	$0	$50,004	$0	$0	$0	$0	$50,004

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 200 Park Avenue, Suite 1700, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**		Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned(2)**	Number of Voting Shares Beneficially Owned**		Percent of Voting Shares Beneficially Owned(4)**
5% Beneficial Owners
John Herzog(4)	2,169,235		14.75%	401,333	77.7%	1,137,117		7.5%
Armistice Capital (7)	1,137,601		7.7%	—	—	1,137,601		7.5%

Directors and Officers
Ronny Yakov	3,898,620	(5)	30.7%	113,444	22.3%	4,619,835	(5)	30.4%
Rachel Boulds	833		*	—	—	833		*
Patrick Smith(6)	340,172		*	—	—	—		*
Alina Dulimof	10,800		*	—	—	10,800		*
Ehud Ernst	14,039		*	—	—	14,039		*
Amir Sternhell	19,133		*	—	—	19,133		*
All directors and executive officers as a group (6 persons)	4,283,597		31.5%	113,444	22.3%	4,664,640		30.7%

*	Less than 1%.

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(1)	Percentage ownership of common stock is based on 14,702,804 shares of our common stock plus 514,777 shares of common stock underlying Series A Preferred Stock outstanding on the Record Date for which holders will exercise voting power on an as-converted basis.

(2)	The number of shares and percentage ownership of Series A Preferred Stock is presented on an as-converted basis and is based on 4,633 shares of Series A Preferred Stock outstanding (which such shares of Series A Preferred Stock are convertible into 514,777 shares of common stock accordance with the Certificate of Designations (as hereinafter defined)). The holders of the Series A Preferred Stock have the right to vote their shares of Series A Preferred Stock with the holders of common stock on an as-converted basis.

(3)	Percentage of voting stock is based on 10,808,032 shares of our common stock and 4,633 shares of Series A Preferred Stock (convertible into 514,777 shares of common stock) outstanding on December 13, 2021.

(4)	Includes 735,784 shares of common stock owned by Mr. Herzog and 28,524 shares of common stock held by John E Herzog TTEE John E Herzog REV Trust U/A/D 02/07/2014. John Herzog is the Chairman of Herzog & Co. and the trustee of the trust. Includes (i) 401,333 shares of common stock underlying Series A Preferred Stock, and (ii) shares of common stock underlying 802,875 Series A Warrants to purchase one share of common stock each at a purchase price of $9.00 per share and 200,719 Series B Warrants to purchase one share of common stock each at a purchase price of $4.50 per share, which warrants are exercisable within 60 days of this Annual Report.

(5)	Includes (i) 13,332 vested options, (ii) 113,444 shares of common stock underlying Series A Preferred Stock, and (iii) shares of common stock underlying 227,003 Series A Warrants to purchase one share of common stock each at a purchase price of $9.00 per share and 56,751 Series B Warrants to purchase one share of common stock each at a purchase price of $4.50 per share, which warrants are exercisable within 60 days of this Annual Report.

(6)	Consists of 106,068 vested options.
(7)	As reported on Schedule 13G filed with the SEC on February 15, 2022.

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

On January 3, 2022, the Company entered into a share exchange agreement with Mr. Yakov and Mr. Herzog who represented all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the transaction, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million.

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

	2021	2020
Audit fees – Services provided by Daszkal Bolton LLP	$100,000	$15,000
Audit fees – Services provided by Marcum LLP	$26,265	$222,942
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$126,265	$237,942

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2021.

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

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended(6)
3.2	Amended and Restated Bylaws of the Company(14)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(14)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
4.2	Representative’s Warrant(14)
4.3	Series A Warrant Agency Agreement (including the terms of the Series A Warrant)(14)
4.4	Series B Warrant Agency Agreement (including the terms of the Series B Warrant)(14)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(8)
10.14	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. John Herzog(9)
10.15	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. Ronny Yakov(9)
10.16	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and Ronny Yakov(12)
10.17	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and John Herzog(12)
10.18	Form of 2020 Equity Incentive Plan(10)
10.19	Lease Agreement dated June 24, 2020 between Pergament Lodi, LLC and Evance, Inc.(11)
10.20	Underwriting Agreement with Aegis Capital Corp. dated August 6, 2020.(14)
10.24	Asset Purchase Agreement dated November 24, 2021 by and between the Company and FFS Data Corporation(15).
10.25	Share Exchange Agreement dated January 3, 2022 between the Company and all of the shareholders of Crowd Ignition, Inc. (16)
10.26	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 3” (4,000 square feet) (17).
10.27	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 4” (6,000 square feet) (17).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.
(2)	Incorporated by reference to Form 8-K filed May 15, 2018.
(3)	Incorporated by reference to Form 8-K filed August 3, 2018.
(4)	Incorporated by reference to Form 8-K filed March 12, 2019.
(5)	Previously filed with Form S-1 on June 26, 2019.
(6)	Previously filed with Form S-1 on December 18, 2019.
(7)	Previously filed with Form S-1 on January 17, 2019.
(8)	Previously filed with Form 10-K on April 29, 2020.
(9)	Previously filed with Form S-1 on May 20, 2020.
(10)	Previously filed with Form S-1 on June 8, 2020.
(11)	Incorporated by reference to Form 8-K filed July 2, 2020.
(12)	Previously filed with Form S-1 on July 27, 2020.
(13)	Previously filed with Form S-1 on July 31, 2020.
(14)	Previously file with Form 8-K filed August 12, 2020.
(15)	Incorporated by reference to Form 8-K filed November 30, 2021.
(16)	Incorporated by reference to Form 8-K filed January 5, 2022.
(17)	Incorporated by reference to Form 8-K filed January 11, 2022

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: March 28, 2022	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	March 28, 2022
Ronny Yakov

/s//Amir Sternhell	Director and Chairman of the Audit Committee	March 28, 2022
Amir Sternhell

/s/ Ehud Ernst	Director	March 28, 2022
Ehud Ernst

/s/ Alina Dulimof	Director	March 28, 2022
Alina Dulimof