Form 10-Q
period 2022-03-31
OLB GROUP, INC.
filed 2022-05-16
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 14,702,804 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$3,637,804	$3,470,339
Accounts receivable, net	1,172,704	670,822
Prepaid expenses	337,592	15,064
Other current assets	1,075,964	729,351
Total Current Assets	6,224,064	4,885,576

Other Assets:
Property and equipment, net	8,066,637	8,967,096
Intangible assets, net	22,969,109	23,964,180
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	369,986	402,538
Other long-term assets	461,896	451,885
Total Other Assets	38,725,844	40,643,915

TOTAL ASSETS	$44,949,908	$45,529,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$590,249	$501,762
Accrued expenses	403,266	416,182
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	135,603	133,180
Note payable – current portion	298,053	—
Total Current Liabilities	3,427,171	3,051,124
Long Term Liabilities:
Notes payable, net of current portion	464,109	—
Operating lease liability – net of current portion	238,190	273,166
Total Liabilities	4,129,470	3,324,290

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at March 31, 2022 and December 31, 2021	46	46
Common stock, $0.0001 par value, 200,000,000 shares authorized, 14,702,804 and 11,984,396 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,469	1,197
Additional paid-in capital	67,881,483	67,810,922
Accumulated deficit	(27,062,560)	(25,606,964)
Total Stockholders’ Equity	40,820,438	42,205,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,949,908	$45,529,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Transaction and processing fees	$8,413,429	$2,090,264
Merchant equipment rental and sales	17,168	18,507
Revenue, net - cryptocurrency mining	264,340	—
Other revenue from monthly recurring subscriptions	91,522	117,633
Total revenue	8,786,459	2,226,404

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	6,258,137	1,547,274
Amortization and depreciation expense	998,590	215,904
Depreciation expense - cryptocurrency mining	891,756	—
Salaries and wages	533,859	820,091
Professional fees	324,407	226,944
General and administrative expenses	1,235,317	399,325
Total operating expenses	10,242,066	3,209,538

Loss from operations	(1,455,607)	(983,134)

Other income (expense):
Interest expense	—	(116,736)
Other income	11	13
Total other income (expense)	11	(116,723)

Net Loss	$(1,455,596)	$(1,099,857)

Net loss per share, basic and diluted	$(0.10)	$(0.17)

Weighted average shares outstanding, basic and diluted	14,510,703	6,299,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022	4,633	$46	14,702,804	$1,469	$67,881,483	$(27,062,560)	$40,820,438

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	-	-	-	-	74,011	-	74,011
Common stock issued for the exercise of Warrants	-	-	944,720	94	7,160,846	-	7,160,940
Net loss	-	-	-	-	-	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	$46	7,114,774	$711	$33,614,981	$(21,728,463)	$11,887,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,455,596)	$(1,099,857)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,895,530	154,425
Stock based compensation	70,833	74,011
Operating lease expense	32,430	56,986
Changes in assets and liabilities:
Accounts receivable	(501,882)	12,021
Prepaid expenses and other current assets	(669,141)	(3,675)
Other long-term assets	(10,011)	(19,706)
Accounts payable	88,487	(67,608)
Accrued expenses – related party	—	-
Other accrued liabilities	(45,347)	(46,361)
Net cash used in operating activities	(594,697)	(939,764)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	875,000	—
Payments on note payable	(112,838)	(7,654,845)
Proceeds from exercise of warrants	—	7,160,940
Net cash provided by financing activities	762,162	(493,905)

Net change in cash	167,465	(1,433,669)
Cash – beginning of period	3,470,339	3,824,491
Cash – end of period	$3,637,804	$2,390,822

Cash paid for:
Interest	$—	$116,736
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2022

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

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair value of approximately $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The natural gas is being used in connection with the Company’s, newly launched, cryptocurrency mining business.

The Company also provides ecommerce development and consulting services on a project-by-project basis.

The Company generates its revenue through two business segments its Fintech Services and Cryptocurrency Business segments.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At March 31, 2022, most employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance, Securus, CrowdPay, Omnisoft, OLBit, DMINT and Crowd Ignition, Inc. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2022, the Company had $2,831,494 of cash in excess of the FDIC’s $250,000 insurance limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has two operating segments as of March 31, 2022. See Note 13, “Segment Information”.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the year ended March 31, 2022 and 2021 does not include warrants to acquire 8,563,127 and 2,368,978 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2022 and 2021 does not include 779,029 and 11,112 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $0 and $38,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2022	2021
Revenue from contracts with customers:
Wholesale contracts	$7,706,208	$1,445,857
Retail contracts	$373,773	$429,149
Other transaction and processing fees	$442,138	$351,398
Cryptocurrency mining fees	$264,340	$—
Total fees	$8,786,459	$2,226,404

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, the Company had cash of approximately $3.6 million and working capital of approximately $ 2.8 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	March 31, 2022	December 31, 2021
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,691,203)	(1,562,798)
Net residual portfolios	$713,797	$842,202

	March 31, 2022	December 31, 2021
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(1,625,000)	(1,500,000)
Net trade name	$875,000	$1,000,000

	March 31, 2022	December 31, 2021
CBD Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(857,143)	(190,476)
Net CBD merchant portfolio	$17,142,857	$17,809,524

	March 31, 2022	December 31, 2021
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(262,497)	(187,498)
Net mineral rights	$4,237,455	$4,312,454

Total intangible assets, net	$22,969,109	$23,964,180

Amortization expense for the three months ended March 31, 2022 and 2021 was $995,069 and $215,904, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2022	$2,863,019
2023	3,834,281
2024	3,320,234
2025	3,021,424
2026	3,021,424
Thereafter	6,908,727
Total	$22,969,109

The weighted average remaining useful life of amortizing intangible assets was 5.95 years at March 31, 2022.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2022	December 31, 2021
Furniture and Fixtures	$36,471	$36,471
Office Equipment	474,873	474,873
Computer Software	182,345	182,345
Leasehold Improvements	17,877	17,877
Cryptocurrency Mining Equipment	9,410,000	9,410,000
Total	10,121,565	10,121,566
Less accumulated depreciation	(2,054,929)	(1,154,470)
Property and Equipment, net	$8,066,637	$8,967,096

Depreciation expense

Depreciation expense for the three months ended March 31, 2022 and 2021 was $895,277 and $3,521, respectively.

NOTE 6 – NOTE PAYABLE

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Purchased Assets”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount.

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows funds. During the three months ended March 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by cryptocurrency mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,837.75 until the loan is repaid in full or it matures on November 29, 2024 requiring a full payment of all principal and accrued and unpaid interest.

NOTE 7 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the three months ended March 31, 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Granted	774,585	$0.0001	-
Exercised	(159,103)	$-	-
Expired	(6,667)	$-	-
Options outstanding December 31, 2021	893,988	$0.0001	$2,369,065
Granted	-	$-	-
Exercised	-	$-	-
Expired	(112,736)	$-	-
Options outstanding March 31, 2022	781,252	$0.0001
Shares exercisable at March 31, 2022	779,029	$0.0001	$1,363,301

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001	-
Outstanding, March 31, 2022	8,563,127	$5.10	4.45

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

	Balance Sheet Classification	March 31, 2022
Asset
Operating lease asset	Right of use asset	$369,986
Total lease asset		$369,986

Liability
Operating lease liability – current portion	Current operating lease liability	$135,603
Operating lease liability – noncurrent portion	Long-term operating lease liability	238,190
Total lease liability		$373,793

Lease obligations at March 31, 2022 consisted of the following:

For the year ended December 31:
2022	$112,854
2023	144,393
2024	50,000
2025	50,000
2026	41,667
Total payments	$398,914
Amount representing interest	$(25,121)
Lease obligation, net	373,793
Less current portion	(135,603)
Lease obligation – long term	$238,190

Rent expense for the three months ended March 31, 2022 and 2021, was $42,409 and $24,909, respectively.

NOTE 10 - COMMON STOCK

In January 2022, Armistice Capital, received 1,400,000 shares of common stock upon the exercise of 1,400,000 warrants at $0.0001.

NOTE 11 – PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. 4,633 shares of preferred stock are currently issued and outstanding.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company would purchase 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The purchase price was used solely to establish the price between the parties and not for accounting purposes.

Crowd Ignition is a web-based crowdfunding software system. Ronny Yakov, Chairman and CEO of the Company and John Herzog, a significant shareholder of the Company, collectively owned 100% of the equity of Crowd Ignition. The acquisition of Crowd Ignition., was determined to be a common control transaction as each Company has the same two shareholders with a majority ownership. As a result, the assets and liabilities assumed were recorded on the Company’s condensed consolidated financial statements at their respective carry-over basis; however, as of January 3, 2022, Crowd Ignition has no assets, liabilities or other operations.

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

The Yakov Agreement increases Mr. Yakov’s base salary to $750,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Yakov also received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.001 per share. The Company’s existing option plan will need to be amended to increase the number of available shares before the options to Mr. Yakov can be granted.

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

The Smith Agreement increases Mr. Smith’s base salary to $350,000.00 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.001 per share. The Options vest equally over five years at the rate of one-fifth (1/5th) beginning on the anniversary of the Effective Date of the Agreement. The Company’s existing option plan will need to be amended to increase the number of available shares before the options to Mr. Smith can be granted.

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

NOTE 14 - SEGMENTS

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

The following tables details revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended March 31, 2022.

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$264,340	$2,226,404
Fintech services revenue	8,522,119	—
Total segment and consolidated revenue	8,786,459	2,226,404

	March 31, 2022	December 31, 2021
Total Assets:
Cryptocurrency mining	$9,826,363	$9,749,652
Fintech services	35,123,545	33,779,839
	$44,949,908	$43,529,491

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of March 31, 2022, DMint has purchased 1,000 computers, of which 650 computers have been delivered with 250 online and mining for Bitcoin, 400 computers are in process of being installed and 350 additional computers are scheduled for delivery in 2022. It has six data centers located in Pennsylvania where it has mined ten Bitcoin. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The shares were recorded at the nominal book value of the net assets acquired.

Crowd Ignition is a web-based crowdfunding software system. Ronny Yakov, Chairman and CEO of the Company and John Herzog, a shareholder of the Company, owned 100% of the equity of Crowd Ignition. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, we had total revenue of $8,786,459 compared to $2,226,404 of revenue for the three months ended March 31, 2022, an increase of $6,560,055 or 294.6%. We earned $8,413,429 in transaction and processing fees, $17,168 in merchant equipment rental and sales, $91,522 in other revenue from monthly recurring subscriptions and $264,340 of other revenue from the Cryptocurrency Mining segment during the three months ended March 31, 2022, compared to $2,090,264 in transaction and processing fees, $18,507 in merchant equipment sales and $117,633 in other revenue during the three months March 31, 2021. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to revenue from cryptocurrency mining, which we did not have in the prior period. Processing and servicing costs increased by $4,710,863 or 304.4%

Amortization and depreciation expense for the three months ended March 31, 2022 was $998,590 compared to $215,904 for the three months ended March 31, 2021, an increase of $782,686 or 362.5%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the three months ended March 31, 2022, increased in the current year period due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our cryptocurrency mining segment was $891,756 in the current period due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the three months ended March 31, 2022 was $533,859 compared to $820,091 for the three months ended March 31, 2021 an decrease of $286,232 or 34.9%.

Professional fees for the three months ended March 31, 2022 were $324,407 compared to $226,944 for the three months ended March 31, 2021, an increase of $97,463 or 42.9%. Professional fees consist mainly of audit and legal fees. The increase in the current period is mainly due to an increase in legal expense.

General and administrative expenses (“G&A”) for the three months ended March 31, 2022 was $1,235,317 compared to $399,325 for the three months ended March 31, 2021, an increase of $835,992 or 209.3%. Some of our larger G&A expenses included travel of $108,000, marketing and promotion of $125,000, contracted services of $259,000 and computer and internet expense of $145,000.

For the three months ended March 31, 2022, we incurred $0 of interest expense, compared to $116,736 for the three months ended March 31, 2022, a decrease of $116,736. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021.

Our net loss for the three months ended March 31, 2022 was $1,455,596 compared to $1,099,857 for the three months ended March 31, 2021. We had an increase in our net loss of $355,739 for the reasons discussed above.

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

In 2021 and the first three months of 2022, as a result of the continued transmission of COVID-19 cases requiring quarantines and convalescence of so many people, the Company experienced some disruptions to its business and disruptions for the Company’s customers and merchants that had an impact on the number of transactions processed by the Company. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2022 and beyond will depend on future developments and impacts of variants of the virus, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the continuing economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could still have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during 2022 and beyond.

Changes in Cash Flows

For the three months ended March 31, 2022, $594,697 of cash was used by operating activities, which included our net loss, offset by $1,895,530 for amortization and depreciation expense, $70,833 for stock-based compensation $32,430 of operating lease expense and net changes in operating assets and liabilities of $1,137,894.

For the three months ended March 31, 2022, we received net cash of $762,162 in financing activities from a loan payable.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash of $3,637,804 and working capital of $2,796,893. The Company has approximately $4.3 million of outstanding liabilities.

On March 2, 2021, the Company utilizing a portion of funds received upon the exercise of outstanding warrants, paid approximately $7.7 million to the pay off the entire outstanding amount of the Term Loan. In connection with the extinguishment of the obligations under the Term Loan, 40,000 warrants to purchase Common Stock were cancelled.

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

The Company has reviewed its cash flow for 2022, projected operating cash flows for 2022 and 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) the improved transaction volume trends the Company experienced during 2021 and the first three months ended March 31, 2022, (b) the increase in the number of merchants after the acquisitions of several portfolios during 2021, and (c) the funds received from the capital raises and PPP Loan, as discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the first quarter of the year ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 16, 2022	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)