Form 10-Q
period 2022-06-30
OLB GROUP, INC.
filed 2022-08-12
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 14,702,804 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$3,619,974	$3,470,339
Accounts receivable, net	839,237	670,822
Prepaid expenses	303,909	15,064
Other current assets	1,201,656	729,351
Total Current Assets	5,964,776	4,885,576

Other Assets:
Property and equipment, net	7,527,497	8,967,096
Intangible assets, net	22,069,280	23,964,180
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	336,864	402,538
Other long-term assets	461,904	451,885
Total Other Assets	37,253,761	40,643,915

TOTAL ASSETS	$43,218,537	$45,529,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$631,001	$501,762
Accrued expenses	86,231	416,182
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	142,050	133,180
Note payable – current portion	298,053	—
Total Current Liabilities	3,157,335	3,051,124
Long Term Liabilities:
Notes payable, net of current portion	408,402	—
Operating lease liability – net of current portion	198,623	273,166
Total Liabilities	3,764,360	3,324,290

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at June 30, 2022 and December 31, 2021	46	46
Common stock, $0.0001 par value, 200,000,000 shares authorized, 14,702,804 and 11,984,396 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,469	1,197
Additional paid-in capital	67,953,176	67,810,922
Accumulated deficit	(28,500,514)	(25,606,964)
Total Stockholders’ Equity	39,454,177	42,205,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,218,537	$45,529,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Transaction and processing fees	$7,813,969	$2,666,049	$16,227,398	$4,756,313
Merchant equipment rental and sales	18,174	46,896	35,342	65,403
Revenue, net - cryptocurrency mining	207,966	—	472,306	—
Other revenue from monthly recurring subscriptions	332,326	120,627	423,848	238,260
Total revenue	8,372,435	2,833,572	17,158,894	5,059,976

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	6,672,141	2,098,745	12,930,278	3,646,019
Amortization and depreciation expense	903,353	215,903	1,901,943	431,807
Depreciation expense - cryptocurrency mining	702,494	—	1,594,250	—
Salaries and wages	622,914	336,703	1,156,773	1,156,794
Professional fees	294,747	383,383	619,154	610,327
General and administrative expenses	1,007,908	464,985	2,243,225	864,310
Total operating expenses	10,203,557	3,499,719	20,445,623	6,709,257

Loss from operations	(1,831,122)	(666,147)	(3,286,729)	(1,649,281)

Other Income (Expense):
Interest expense	—	—	—	(116,736)
Other income	393,168	11	393,179	24
Total other income (expense)	393,168	11	393,179	(116,712)

Net Loss before income taxes	$(1,437,954)	$(666,136)	$(2,893,550)	$(1,765,993)

Income Taxes	—	—	—	—

Net Loss	$(1,437,954)	$(666,136)	$(2,893,550)	$(1,765,993)

Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.20)	$(0.25)

Weighted average shares outstanding, basic and diluted	14,702,804	7,117,070	14,607,209	6,905,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022	4,633	46	14,702,804	1,469	67,881,483	(27,062,560)	40,820,438
Stock based compensation	—	—	—	—	71,693	—	71,693
Net loss	—	—	—	—	—	(1,437,954)	(1,437,954)
Balance at June 30, 2022	4,633	$46	14,702,804	$1,469	$67,953,176	$(28,500,514)	$39,454,177

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	—	—	—	—	74,011	—	74,011
Common stock issued for the exercise of Warrants	—	—	944,720	94	7,160,846	—	7,160,940
Net loss	—	—	—	—	—	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	46	7,114,774	711	33,614,981	(21,728,463)	11,887,275
Stock based compensation	—	—	—	—	79,477	—	79,477
Common stock issued for the exercise of warrants – related party	—	—	159,103	16	—	—	16
Net loss	—	—	—	—	—	(666,136)	(666,136)
Balance at June 30, 2021	4,633	$46	7,273,877	$727	$33,694,458	$(22,394,599)	$11,300,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,893,550)	$(1,765,993)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,334,499	373,850
Stock based compensation	142,526	153,488
Operating lease expense	65,674	60,458
Changes in assets and liabilities:
Accounts receivable	291,316	(32,631)
Prepaid expenses and other current assets	(1,220,881)	7,735
Other long-term assets	(10,019)	(55,717)
Accounts payable	202,739	(34,077)
Other accrued liabilities	(395,624)	13,342
Net cash used in operating activities	(483,320)	(1,279,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73,500)	—
Net cash used by investing activities	(73,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	875,000	—
Payments on note payable	(168,545)	(7,654,845)
Proceeds from exercise of warrants	—	7,160,956
Net cash provided by (used in) financing activities	706,455	(493,889)

Net change in cash	149,635	(1,773,434)
Cash – beginning of period	3,470,339	3,824,491
Cash – end of period	$3,619,974	$2,051,057

Cash paid for:
Interest	$—	$116,736
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022

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

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair value of approximately $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The natural gas is being used in connection with theCryptocurrency Business.

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Cryptocurrency Business and Fintech Services business.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At June 30, 2022, all employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2022, the Company had $2,532,815 of cash in excess of the FDIC’s $250,000 insurance limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President - Finance. The Company has two operating segments as of June 30, 2022. See Note 13, “Segment Information”.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2022 and 2021 does not include warrants to acquire up to 8,563,127 and 2,368,978 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the six months ended June 30, 2022 and 2021 does not include up to 779,029 and 11,112 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $0 and $38,000 as of June 30, 2022 and December 31, 2021, respectively.

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers:
Wholesale contracts	$7,290,143	$2,004,415	$14,996,351	$3,450,272
Retail contracts	$379,599	$441,804	$753,372	$870,953
Other transaction and processing fees	$494,727	$387,353	$936,865	$738,751
Cryptocurrency mining fees	$207,966	$—	$472,306	$—
Total fees	$8,372,435	$2,833,572	$17,158,894	$5,059,976

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, the Company had cash of approximately $3.6 million and working capital of approximately $2.8 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	June 30, 2022	December 31, 2021
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,744,606)	(1,562,798)
Net residual portfolios	$660,394	$842,202

	June 30, 2022	December 31, 2021
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(1,750,000)	(1,500,000)
Net trade name	$750,000	$1,000,000

	June 30, 2022	December 31, 2021
CBD Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(1,428,571)	(190,476)
Net CBD merchant portfolio	$16,571,429	$17,809,524

	June 30, 2022	December 31, 2021
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(412,496)	(187,498)
Net mineral rights	$4,087,457	$4,312,454

Total intangible assets, net	$22,069,280	$23,964,180

Amortization expense for the three months ended June 30, 2022 and 2021 was $903,353 and $215,903, respectively.

Amortization expense for the six months ended June 30, 2022 and 2021 was $1,901,943 and $431,807, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2022 (six months)	$1,963,190
2023	3,834,281
2024	3,320,234
2025	3,021,424
2026	3,021,424
Thereafter	6,908,727
Total	$22,069,280

The weighted average remaining useful life of amortizing intangible assets was 5.70 years at June 30, 2022.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30 2022	December 31, 2021
Furniture and Fixtures	$36,471	$36,471
Office Equipment	641,747	474,873
Computer Software	182,345	182,345
Leasehold Improvements	17,877	17,877
Cryptocurrency Mining Equipment	9,410,000	9,410,000
Total	10,288,440	10,121,566
Less accumulated depreciation	(2,760,943)	(1,154,470)
Property and Equipment, net	$7,527,497	$8,967,096

Depreciation expense

Depreciation expense for the six months ended June 30, 2022 and 2021 was $1,601,292 and $7,042, respectively.

NOTE 6 – NOTE PAYABLE

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Purchased Assets”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount. However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price.

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the six months ended June 30, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by cryptocurrency mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,837.75 until the loan is repaid in full or it matures on November 29, 2024, requiring a full payment of all principal and accrued and unpaid interest.

NOTE 7 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the six months ended June 30, 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2020	285,173	$0.0001	$1,408,755
Granted	774,585	$0.0001	-
Exercised	(159,103)	$-	-
Expired	(6,667)	$-	-
Options outstanding December 31, 2021	893,988	$0.0001	$2,369,065
Granted	-	$-	-
Exercised	-	$-	-
Expired	(112,736)	$-	-
Options outstanding June 30, 2022	781,252	$0.0001
Shares exercisable at June 30, 2022	774,586	$0.0001	$683,572

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001	-
Outstanding, June 30, 2022	8,563,127	$5.10	4.45

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

	Balance Sheet Classification	June 30, 2022
Asset
Operating lease asset	Right of use asset	$336,864
Total lease asset		$336,864

Liability
Operating lease liability – current portion	Current operating lease liability	$135,603
Operating lease liability – noncurrent portion	Long-term operating lease liability	198,623
Total lease liability		$334,226

Lease obligations at June 30, 2022 consisted of the following:

For the year ended December 31:
2022 (six months)	$75,568
2023	144,393
2024	50,000
2025	50,000
2026	41,667
Total payments	$361,628
Amount representing interest	$(20,955)
Lease obligation, net	340,673
Less current portion	(142,050)
Lease obligation – long term	$198,623

Rent expense for the three months ended June 30, 2022 and 2021, was $52,572 and $24,908, respectively.

Rent expense for the six months ended June 30, 2022 and 2021, was $94,984 and $49,817, respectively.

NOTE 10 - COMMON STOCK

In January 2022, Armistice Capital, received 1,400,000 shares of common stock upon the exercise of 1,400,000 warrants at $0.0001.

NOTE 11 – PREFERRED STOCK

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors. The Company currently has 4,633 shares of preferred stock issued and outstanding.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The purchase price was used solely to establish the agreed upon purchase price between the parties and not for accounting purposes.

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

The Company had an adverse litigation judgment against it during the fiscal year relating to, among other things, a breach of contract claim, which included damages and attorney fees in favor of the Plaintiff. The Company appealed the judgment of both the award of damages and attorney fees and it prevailed in July 2022 when the case was remanded for retrial. As a result, the accrued expense related to the damage award has been eliminated.

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

The following tables details revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended June 30, 2022.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2022	2021	2022	2021
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$207,966	$—	$472,306	$—
Fintech services revenue	8,164,469	2,833,572	16,686,588	5,059,976
Total segment and consolidated revenue	$8,372,435	$2,833,572	$17,158,894	$5,059,976

	June 30, 2022	December 31, 2021
Total Assets:
Cryptocurrency mining	$9,081,126	$9,749,652
Fintech services	34,137,411	33,779,839
	$43,218,537	$43,529,491

NOTE 15 – SUBSEQUENT EVENTS

On July 12, 2022, the Board of the Company authorized a share repurchase program, pursuant to which the Company may repurchase up to 1 million shares of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors. The Company is not obligated to acquire any particular amount of its common stock. This program has no set termination date and may be suspended or discontinued by the Board at any time.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of June 30, 2022, DMint has purchased 1,000 computers, of which 650 computers have been delivered with 250 online and mining for Bitcoin, 400 computers are in process of being installed and 350 additional computers are scheduled for delivery in 2022. It has six data centers located in Pennsylvania where it has mined ten Bitcoin. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition).

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, we had total revenue of $8,372,435 compared to $2,833,572 of revenue for the three months ended June 30, 2022, an increase of $5,538,863 or 195.5%. We earned $7,813,969 in transaction and processing fees, $18,174 in merchant equipment rental and sales, $332,326 in other revenue from monthly recurring subscriptions and $207,966 of other revenue from the Cryptocurrency Mining segment during the three months ended June 30, 2022, compared to $2,666,049 in transaction and processing fees, $46,896 in merchant equipment sales and $120,627 in other revenue during the three months June 30, 2021. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to revenue from cryptocurrency mining, which we did not have in the prior period. Processing and servicing costs increased by $4,573,396 or 217.9%

Amortization and depreciation expense for the three months ended June 30, 2022 was $903,353 compared to $215,903 for the three months ended June 30, 2021, an increase of $687,450 or 318.4%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the three months ended June 30, 2022, increased in the current year period due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our cryptocurrency mining segment was $702,494 in the current period due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the three months ended June 30, 2022, was $622,914 compared to $336,703 for the three months ended June 30, 2021 an increase of $286,211 or 85%. Salary and wage expense has increased due to the hiring of new employees during the latter part of 2021 and to an increase in salary for our officers.

Professional fees for the three months ended June 30, 2022, were $292,747 compared to $383,383 for the three months ended June 30, 2021, a decrease of $90,636 or 23.6%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is mainly due to a decrease in legal expense.

General and administrative expenses (“G&A”) for the three months ended June 30, 2022, was $1,007,908 compared to $464,985 for the three months ended June 30, 2021, an increase of $542,923 or 116.8%. Some of our larger G&A expenses included insurance policy expense of $130,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $71,000 from $11,000 in the same period of 2021, marketing and promotion of $58,000 from $7,400 in the same period of 2021, contracted services of $180,000 from $61,000 in the same period of 2021, utilities of $133,00 from $0 in the same period of 2021 and computer and internet expense of $131,000 from $68,000 in the same period of 2021.

For the three months ended June 30, 2022, we had other income of $393,168 compared to $11 for the three months ended June 30, 2021. In the current period we recognized a gain of $393,158 from the elimination of a liability associated with a prior adverse judgement which was reversed on appeal.

Our net loss for the three months ended June 30, 2022 was $1,437,954 compared to $666,136 for the three months ended June 30, 2021. We had an increase in our net loss of $577,374 for the reasons discussed above.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, we had total revenue of $17,158,894 compared to $5,059,976 of revenue for the six months ended June 30, 2022, an increase of $12,098,918 or 239.1%. We earned $16,227,398 in transaction and processing fees, $35,342 in merchant equipment rental and sales, $423,848 in other revenue from monthly recurring subscriptions and $472,306 of other revenue from the Cryptocurrency Mining segment during the six months ended June 30, 2022, compared to $4,756,313 in transaction and processing fees, $65,403 in merchant equipment sales and $238,260 in other revenue during the six months June 30, 2021. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to revenue from cryptocurrency mining, which we did not have in the prior period. Processing and servicing costs increased by $9,284,259 or 254.6%

Amortization and depreciation expense for the six months ended June 30, 2022, was $1,901,943 compared to $431,807 for the six months ended June 30, 2021, an increase of $1,470,136 or 340.5%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the six months ended June 30, 2022, increased in the current year period due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our cryptocurrency mining segment was $1,594,250 in the current period due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the six months ended June 30, 2022 was $1,156,773 compared to $1,156,794 for the six months ended June 30, 2021 a decrease of only $21. There were $275,000 in salary increases in 2022. However, bonuses of $400,000 paid in the first quarter of 2021 which were one-time payments resulted in a year-over-year decrease in the total salary and wage expense for the six months period.

Professional fees for the six months ended June 30, 2022 were $619,154 compared to $610,3217 for the six months ended June 30, 2021, an increase of $8,827 or 1.4%. Professional fees consist mainly of audit and legal fees. The increase in the current period is mainly due to an increase in legal expense during the second three months of 2022.

General and administrative expenses (“G&A”) for the six months ended June 30, 2022 was $2,243,225 compared to $864,310 for the six months ended June 30, 2021, an increase of $1,378,915 or 159.5%. Some of our larger G&A expenses included insurance policy expense of $166,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $179,000 from $14,000 in the same period of 2021, marketing and promotion of $183,000 from $7,400 in the same period of 2021, contracted services of $439,000 from $126,000 in the same period of 2021, utilities of $231,00 from $0 in the same period of 2021and computer and internet expense of $277,000 from $161,000 in the same period of 2021.

For the six months ended June 30, 2022, we incurred $0 of interest expense, compared to $116,736 for the six months ended June 30, 2021, a decrease of $116,736. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021.

For the six months ended June 30, 2022, we had other income of $393,179 compared to $24 for the six months ended June 30, 2021. In the current period we recognized a gain of $393,158 from the reversal of a liability associated with a prior adverse judgement on appeal.

Our net loss for the six months ended June 30, 2022 was $2,893,550 compared to $1,765,993 for the six months ended June 30, 2021. We had an increase in our net loss of $933,113 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s financial condition and results of operations may be adversely affected by a further prolonging of the COVID-19 pandemic.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, continued to experience impacts of the COVID-19 pandemic in the U.S. as some workers were forced to quarantine or convalesce as a result of the spread of the COVID-19 virus. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. During the first six months of 2022, the Company did not attribute any material impact on its business as a result of the pandemic. However, the duration of this pandemic continues to remain unknown. If there was another increase in cases requiring quarantines or closures of businesses by our merchants, the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company has specific business continuity plans to reduce the potential impact of COVID-19 during 2022 and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal ongoing negative impact, there is no guarantee that the Company’s continuity plans will be successful or that the Company’s merchants will meet the number of forecasted transactions.

In 2021 and the first six months of 2022, the Company experienced some disruptions to its business and disruptions for the Company’s customers and merchants that had an impact on the number of transactions processed by the Company. The extent to which COVID-19 or any other health epidemic may impact the Company’s results for 2022 and beyond will depend on future developments and impacts of variants of the virus, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the continuing economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could still have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the second half of 2022 and beyond.

Changes in Cash Flows

For the six months ended June 30, 2022, $556,820 of cash was used by operating activities, which included our net loss, offset by $3,334,499 for amortization and depreciation expense, $142,526 for stock-based compensation $65,674 of operating lease expense and net changes in operating assets and liabilities of $1,205,969.

For the six months ended June 30, 2022, we received net cash of $706,455 in financing activities from a loan payable.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash of $3,619,974 and working capital of $2,807,441. The Company has approximately $3.8 million of outstanding liabilities.

On March 2, 2021, the Company, utilizing a portion of funds received from the exercise of outstanding warrants, paid approximately $7.7 million to the pay off the entire outstanding amount of the Term Loan. In connection with the extinguishment of the obligations under the Term Loan, 40,000 warrants to purchase Common Stock were cancelled.

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

The Company has reviewed its cash flow for 2022, projected operating cash flows for 2022 and 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) the improved transaction volume trends the Company experienced during 2021 and the first six months ended June 30, 2022, (b) the increase in the number of merchants after the acquisitions of several portfolios during 2021, and (c) the funds received from the capital raises and PPP Loan, as discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies.

Subsequent Events

On July 12, 2022, the Board of the Company authorized a share repurchase program, pursuant to which the Company may repurchase up to 1 million shares of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors. The Company is not obligated to acquire any particular amount of its common stock. This program has no set termination date and may be suspended or discontinued by the Board at any time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the second quarter of the year ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 12, 2022	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)