Form 10-Q
period 2022-09-30
OLB GROUP, INC.
filed 2022-11-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-52994

THE OLB GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-4188568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1120 Avenue of the Americas, Fourth Floor, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2022, there were 14,702,804 shares of the issuer’s common stock issued and outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$2,296,631	$3,470,339
Accounts receivable, net	644,853	670,822
Prepaid expenses	565,384	15,064
Other current assets	1,528,547	729,351
Total Current Assets	5,035,415	4,885,576

Other Assets:
Property and equipment, net	7,334,525	8,967,096
Intangible assets, net	21,169,448	23,964,180
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	303,367	402,538
Other long-term assets	476,917	451,885
Total Other Assets	36,142,473	40,643,915

TOTAL ASSETS	$41,177,888	$45,529,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$358,568	$501,762
Accrued expenses	67,894	416,182
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	138,057	133,180
Note payable – current portion	298,053	—
Total Current Liabilities	2,862,572	3,051,124
Long Term Liabilities:
Notes payable, net of current portion	333,889	—
Operating lease liability – net of current portion	169,119	273,166
Total Liabilities	3,365,580	3,324,290

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 4,633 shares issued and outstanding at September 30, 2022 and December 31, 2021	46	46
Common stock, $0.0001 par value, 200,000,000 shares authorized, 14,702,804 and 11,984,396 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,469	1,197
Additional paid-in capital	68,023,869	67,810,922
Accumulated deficit	(30,213,076)	(25,606,964)
Total Stockholders’ Equity	37,812,308	42,205,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,177,888	$45,529,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Transaction and processing fees	$5,982,177	$2,680,004	$22,209,575	$7,436,317
Merchant equipment rental and sales	8,417	32,787	43,759	98,190
Revenue, net - cryptocurrency mining	161,249	—	633,555	—
Other revenue from monthly recurring subscriptions	94,708	111,130	518,556	349,390
Total revenue	6,246,551	2,823,921	23,405,445	7,883,897

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	4,679,192	2,223,720	17,609,470	5,869,739
Amortization and depreciation expense	892,788	269,475	2,794,731	701,282
Depreciation expense - cryptocurrency mining	799,716	—	2,393,966	—
Salaries and wages	649,012	326,776	1,805,785	1,483,570
Professional fees	174,472	358,668	793,626	968,995
General and administrative expenses	753,944	545,646	2,997,169	1,409,956
Total operating expenses	7,949,124	3,724,285	28,394,747	10,433,542

Loss from operations	(1,702,573)	(900,364)	(4,989,302)	(2,549,645)

Other Income (Expense):
Interest expense	—	—	—	(116,736)
Other income (expense)	(9,989)	10	383,190	34
Total other income (expense)	(9,989)	10	383,190	(116,702)

Net Loss before income taxes	$(1,712,562)	$(900,354)	$(4,606,112)	$(2,666,347)

Income Taxes	—	—	—	—

Net Loss	$(1,712,562)	$(900,354)	$(4,606,112)	$(2,666,347)

Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.31)	$(0.37)

Weighted average shares outstanding, basic and diluted	14,702,804	7,862,174	14,639,523	7,228,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022	4,633	46	14,702,804	1,469	67,881,483	(27,062,560)	40,820,438
Stock based compensation	—	—	—	—	71,693	—	71,693
Net loss	—	—	—	—	—	(1,437,954)	(1,437,954)
Balance at June 30, 2022	4,633	$46	14,702,804	$1,469	$67,953,176	$(28,500,514)	$39,454,177
Stock based compensation	—	—	—	—	70,693	—	70,693
Net loss	—	—	—	—	—	(1,712,562)	(1,712,562)
Balance at September 30, 2022	4,633	$46	14,702,804	$1,469	$68,023,869	$(30,213,076)	$37,812,308

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	4,633	$46	6,170,054	$617	$26,380,124	$(20,628,606)	$5,752,181
Stock based compensation	—	—	—	—	74,011	—	74,011
Common stock issued for the exercise of Warrants	—	—	944,720	94	7,160,846	—	7,160,940
Net loss	—	—	—	—	—	(1,099,857)	(1,099,857)
Balance at March 31, 2021	4,633	46	7,114,774	711	33,614,981	(21,728,463)	11,887,275
Stock based compensation	—	—	—	—	79,477	—	79,477
Common stock issued for the exercise of warrants – related party	—	—	159,103	16	—	—	16
Net loss	—	—	—	—	—	(666,136)	(666,136)
Balance at June 30, 2021	4,633	46	7,273,877	727	33,694,458	(22,394,599)	11,300,632
Common stock and warrants sold for cash	—	—	1,418,605	141	5,461,411	—	5,461,552
Warrants converted to common stock	—	—	9,050	—	41,623	—	41,623
Stock based compensation	—	—	—	—	79,477	—	79,477
Options issued for intangible assets	—	—	—	—	4,499,952	—	4,499,952
Net loss	—	—	—	—	—	(900,354)	(900,354)
Balance at September 30, 2021	4,633	$46	8,701,532	$868	$43,776,921	$(23,294,953)	$20,482,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,606,112)	$(2,666,347)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,204,443	744,389
Stock based compensation	213,219	232,965
Operating lease expense	—	34,859
Changes in assets and liabilities:
Accounts receivable	25,969	(16,879)
Prepaid expenses and other current assets	(1,349,516)	(1,765)
Other long-term assets	(25,032)	(67,727)
Accounts payable	(143,193)	148,626
Other accrued liabilities	(348,288)	(10,527)
Net cash used in operating activities	(1,028,510)	(1,602,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	—	(65,000)
Purchase of property and equipment	(777,140)	(6,003,300)
Net cash used in investing activities	(777,140)	(6,068,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	875,000	—
Payments on note payable	(243,058)	(7,654,845)
Proceeds from exercise of warrants	—	7,202,563
Net proceeds from sale of common stock and warrants	—	5,461,552
Net cash provided by financing activities	631,942	5,009,270

Net change in cash	(1,173,708)	(2,661,436)
Cash – beginning of period	3,470,339	3,824,491
Cash – end of period	$2,296,631	$1,163,055

Cash paid for:
Interest	$—	$116,736
Income taxes	$—	$—

Supplemental Non-Cash Disclosure:
Stock options issued for intangible asset	$—	$4,499,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2022

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

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair value of approximately $4.5 million on the date of grant) at an exercise price of $0.0001 per share. The natural gas is being used in connection with the Cryptocurrency Business.

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Cryptocurrency Business and Fintech Services business.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At September 30, 2022, all employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2022, the Company had $1,550,124 of cash in excess of the FDIC’s $250,000 insurance limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President - Finance. The Company has two operating segments as of September 30, 2022. See Note 13, “Segment Information”.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the nine months ended September 30, 2022 and 2021 does not include warrants to acquire up to 8,563,127 and 3,778,533 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the nine months ended September 30, 2022 and 2021 does not include up to 774,586 and 11,112 options, respectively, to purchase common stock because of their anti-dilutive effect.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $0 and $38,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Other Current Assets

Other current assets comprised of the following:

	September 30, 2022	December 31, 2021
Cryptocurrency at cost	$937,559	$304,004
Investment in cryptocurrency-based fund	250,000	250,000
Other current assets	340,989	175,347
Total	$1,528,548	$729,351

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers:
Wholesale contracts	$5,316,986	$2,053,772	$20,313,337	$5,504,044
Retail contracts	$407,556	$417,158	$1,160,928	$1,288,111
Other transaction and processing fees	$360,760	$352,991	$1,297,625	$1,091,742
Cryptocurrency mining fees	$161,249	$—	$633,555	$—
Total fees	$6,246,551	$2,823,921	$23,405,445	$7,883,897

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

Impairment of cryptocurrency assets is tested annual or more frequently if events or circumstances change. At September 30, 2022, the fair value of the Company’s digital assets was $503,585.12 based on the price of Bitcoin being $19,563.77.

At its October 12, 2022 Board of Directors meeting, the Financial Accounting Standards Board (FASB) tentatively concluded that companies should follow the guidance in Topic 820, Fair Value Measurement, to measure cryptocurrency assets at fair value, and to recognize increases and decreases in fair value in comprehensive income each reporting period.  The FASB plans to issue an Exposure Draft on the new rules, with a new Accounting Standards Update (ASU) finalized and issued only after public comment and deliberations.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, the Company had cash of approximately $2.3 million and working capital of approximately $2.2 million. As such, the Company believes it has sufficient liquidity to fund its future operations and capital requirements for a period of at least twelve months from the date these condensed consolidated financial statements are issued.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	September 30, 2022	December 31, 2021
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,835,510)	(1,562,798)
Net residual portfolios	$569,490	$842,202

	September 30, 2022	December 31, 2021
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(1,875,000)	(1,500,000)
Net trade name	$625,000	$1,000,000

	September 30, 2022	December 31, 2021
Acquired Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(2,000,000)	(190,476)
Net Acquired Merchant Portfolio	$16,000,000	$17,809,524

	September 30, 2022	December 31, 2021
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(524,994)	(187,498)
Net mineral rights	$3,974,958	$4,312,454

Total intangible assets, net	$21,169,448	$23,964,180

Amortization expense for the three months ended September 30, 2022 and 2021 was $892,788 and $269,475, respectively.

Amortization expense for the nine months ended September 30, 2022 and 2021 was $2,794,731 and $701,280, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2022 (three months)	$1,063,358
2023	3,834,281
2024	3,320,234
2025	3,021,424
2026	3,021,424
Thereafter	6,908,727
Total	$21,169,448

The weighted average remaining useful life of amortizing intangible assets was 5.45 years at September 30, 2022.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30 2022	December 31, 2021
Furniture and Fixtures	$36,471	$36,471
Office Equipment	842,717	474,873
Computer Software	182,345	182,345
Leasehold Improvements	17,877	17,877
Cryptocurrency Mining Equipment	9,410,000	9,410,000
Plant and Machinery	409,296	—
Total	10,898,706	10,121,566
Less accumulated depreciation	(3,564,181)	(1,154,470)
Property and Equipment, net	$7,334,525	$8,967,096

Depreciation expense

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2,409,100 and $43,108, respectively.

NOTE 6 – NOTE PAYABLE

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount. However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price. The Company has filed a claim for breach of contract against Seller and Seller has filed a breach of contract counterclaim against the Company. The matter is currently in the early stages and no date for an arbitration or court hearing has been scheduled.

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the nine months ended September 30, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by cryptocurrency mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,837.75 until the loan is repaid in full or it matures on November 29, 2024, requiring a full payment of all principal and accrued and unpaid interest.

NOTE 7 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes during the nine months ended September 30, 2022 is presented below:

Stock Options	Options		Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2020	285,173		$0.0001	$1,408,755
Granted	774,585		$0.0001	-
Exercised	(159,103)		$-	-
Expired	-	-	$-	-
Options outstanding December 31, 2021	900,655		$0.0001	$2,386,736
Granted	-		$-	-
Exercised	-		$-	-
Expired	-	-	$-	-
Options outstanding September 30, 2022	900,655		$0.0001
Shares exercisable at September 30, 2022	900,655		$0.0001	$954,694

NOTE 8 – WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001	-
Outstanding, September 30, 2022	8,563,127	$5.10	4.20

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

	Balance Sheet Classification	September 30, 2022
Asset
Operating lease asset	Right of use asset	$303,367
Total lease asset		$303,367

Liability
Operating lease liability – current portion	Current operating lease liability	$138,057
Operating lease liability – noncurrent portion	Long-term operating lease liability	169,119
Total lease liability		$307,176

Lease obligations at September 30, 2022 consisted of the following:

For the year ended December 31:
2022 (three months)	$38,034
2023	144,393
2024	50,000
2025	50,000
2026	41,667
Total payments	$324,094
Amount representing interest	$(16,918)
Lease obligation, net	307,176
Less current portion	(138,057)
Lease obligation – long term	$169,119

Rent expense for the three months ended September 30, 2022 and 2021, was $41,969 and $24,909, respectively.

Rent expense for the nine months ended September 30, 2022 and 2021, was $136,953 and $74,726, respectively.

NOTE 10 – COMMON STOCK

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

Dividends

The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum (approximately $1.2 million at September 30, 2022).. Dividends accrue quarterly. Dividends are to be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company.

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

NOTE 14 – SEGMENTS

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

The following tables details revenue, operating expenses, and assets for the Company’s reportable segments for the three and nine months ended September 30, 2022.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2022	2021	2022	2021
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$161,249	$—	$633,555	$—
Fintech services revenue	6,085,302	2,823,921	22,771,890	7,883,897
Total segment and consolidated revenue	$6,246,551	$2,823,921	$23,405,445	$7,883,897

	September 30, 2022	December 31, 2021
Total Assets:
Cryptocurrency mining	$10,415,375	$9,749,652
Fintech services	30,762,513	33,779,839
	$41,177,888	$43,529,491

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

Company Overview and Description of Business

Overview

We are a FinTech company that focuses on a suite of products in the merchant services and payment facilitator verticals that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, OmniSoft, and CrowdPay, though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on our payment processing model for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the cryptocurrency mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of September 30, 2022, DMint has purchased 1,000 computers, of which all computers have been delivered with 350 online and mining for Bitcoin and 400 computers are in process of being installed at the Company’s newly acquired building in Selmer, Tennessee. It has six data centers located in Pennsylvania where it has mined 25 Bitcoin. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, we had total revenue of $6,246,551 compared to $2,823,921 of revenue for the three months ended September 30, 2021, an increase of $3,302,173 or 123.2%. We earned $5,982,177 in transaction and processing fees, $8,417 in merchant equipment rental and sales, $94,708 in other revenue from monthly recurring subscriptions and $161,249 of other revenue from the Cryptocurrency Mining segment during the three months ended September 30, 2022, compared to $2,680,004 in transaction and processing fees, $32,787 in merchant equipment sales and $111,130 in other revenue during the three months ended September 30, 2021. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to revenue from cryptocurrency mining, which we did not have in the prior period. Processing and servicing costs increased by $2,455,472 or 110.4%

Amortization and depreciation expense for the three months ended September 30, 2022 was $892,788 compared to $269,475 for the three months ended September 30, 2021, an increase of $623,313 or 231.3%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the three months ended September 30, 2022, increased in the current year period due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our cryptocurrency mining segment was $799,716 in the current period due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the three months ended September 30, 2022, was $649,012 compared to $326,776 for the three months ended September 30, 2021, an increase of $322,236 or 98.6%. Salary and wage expense has increased due to the hiring of new employees during the latter part of 2021 and to an increase in salary for our officers.

Professional fees for the three months ended September 30, 2022, were $174,472 compared to $358,668 for the three months ended September 30, 2021, a decrease of $184,196 or 51.4%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is mainly due to a decrease in legal expense.

General and administrative expenses (“G&A”) for the three months ended September 30, 2022, was $753,944 compared to $545,646 for the three months ended September 30, 2021, an increase of $208,298 or 38.2%. Some of our larger G&A expenses included insurance policy expense of approximately $104,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $71,000 from $29,000 in the same period of 2021 and utilities of $175,100 from $0 in the same period of 2021.

For the three months ended September 30, 2022, we had total other expense of $9,989 compared to other income of $10 for the three months ended September 30, 2021.

Our net loss for the three months ended September 30, 2022 was $1,712,562 compared to $900,354 for the three months ended September 30, 2021. We had an increase in our net loss of $812,208 for the reasons discussed above.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, we had total revenue of $23,405,445 compared to $7,883,897 of revenue for the nine months ended September 30, 2021, an increase of $15,521,548 or 196.9%. We earned $22,209,575 in transaction and processing fees, $43,759 in merchant equipment rental and sales, $518,556 in other revenue from monthly recurring subscriptions and $633,555 of other revenue from the Cryptocurrency Mining segment during the nine months ended September 30, 2022, compared to $7,436,317 in transaction and processing fees, $98,190 in merchant equipment sales and $349,390 in other revenue during the nine months ended September 30, 2021. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to revenue from cryptocurrency mining, which we did not have in the prior period. Processing and servicing costs increased by $11,739,731 or 200%.

Amortization and depreciation expense for the nine months ended September 30, 2022, was $2,794,731 compared to $701,282 for the nine months ended September 30, 2021, an increase of $2,093,449 or 298.5%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the nine months ended September 30, 2022, increased in the current year period due to the agreement with Cai Energy to purchase natural gas to operate the cryptocurrency mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our cryptocurrency mining segment was $2,393,966 in the current period due to the acquisition of Cryptocurrency Mining equipment.

Salary and wage expense for the nine months ended September 30, 2022 was $1,805,785 compared to $1,483,570 for the nine months ended September 30, 2021 an increase of $322,215. There were $275,000 in salary increases in 2022.

Professional fees for the nine months ended September 30, 2022 were $793,626 compared to $968,995 for the nine months ended September 30, 2021, a decrease of $175,369 or 18.1%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is mainly due to a decrease in legal and auditor expenses compared with the prior period in which the Company completed an offering of its common stock and warrants.

General and administrative expenses (“G&A”) for the nine months ended September 30, 2022 was $2,997,169 compared to $1,409,956 for the nine months ended September 30, 2021, an increase of $1,587,213 or 112.6%. Some of our larger G&A expenses included insurance policy expense of $234,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $250,000 from $40,000 in the same period of 2021, marketing and promotion of $180,000 from $7,400 in the same period of 2021, contracted services of $511,000 from $233,000 in the same period of 2021, utilities of $406,000 from $0 in the same period of 2021and computer and internet expense of $515,000 from $182,000 in the same period of 2021.

For the nine months ended September 30, 2022, we incurred $0 of interest expense, compared to $116,736 for the nine months ended September 30, 2021, a decrease of $116,736. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021.

For the nine months ended September 30, 2022, we had other income of $383,190 compared to $34 for the nine months ended September 30, 2021. In the current period we recognized a gain of $393,158 from the reversal of a liability associated with a prior adverse judgement on appeal.

Our net loss for the nine months ended September 30, 2022 was $4,606,112 compared to $2,666,347 for the nine months ended September 30, 2021. We had an increase in our net loss of $1,939,765 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s financial condition and results of operations may be adversely affected by a further prolonging of the COVID-19 pandemic.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, continued to experience impacts of the COVID-19 pandemic in the U.S. as some workers were forced to quarantine or convalesce as a result of the spread of the COVID-19 virus. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. During the first nine months of 2022, the Company did not attribute any material impact on its business as a result of the pandemic. However, the duration of this pandemic continues to remain unknown. If there was another increase in cases requiring quarantines or closures of businesses by our merchants, the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company has specific business continuity plans to reduce the potential impact of COVID-19, during the remainder of 2022 and into the future, and believe that its business being principally operated using digital platforms, in the long-term, will suffer minimal ongoing negative impact, there is no guarantee that the Company’s continuity plans will be successful or that the Company’s merchants will meet the number of forecasted transactions.

In 2021 and the first six months of 2022, the Company experienced some disruptions to its business and disruptions for the Company’s customers and merchants that had an impact on the number of transactions processed by the Company. [From June to September 2022, the Company believes that its business experience no disruptions to its business as a result of the pandemnic.] The extent to which COVID-19 or any other health epidemic may impact the Company’s results for the remainder of 2022 and beyond will depend on future developments and impacts of variants of the virus, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the continuing economic impact of the response to the COVID-19 pandemic. Accordingly, COVID-19 could still have a material adverse effect on the Company’s business, results of operations, financial condition and prospects during the remainder of 2022 and beyond.

Changes in Cash Flows

For the nine months ended September 30, 2022, $1,028,510 of cash was used by operating activities, which included our net loss, offset by $5,204,443 for amortization and depreciation expense, $213,219 for stock-based compensation and net changes in operating assets and liabilities of $1,840,060.

For the nine months ended September 30, 2022, we received net cash of $631,942 in financing activities from a loan payable.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash of $2,296,631 and working capital of $2,172,843. The Company has approximately $3.4 million of outstanding liabilities.

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

The Company has reviewed its cash flow for 2022 and projected operating cash flows for the remainder of 2022 and 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) the improved transaction volume trends the Company experienced during 2021 and the first nine months ended September 30, 2022, (b) the increase in the number of merchants after the acquisitions of several portfolios during 2021, and (c) the funds received from the capital raises and PPP Loan, as discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies.

Subsequent Events

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the third quarter of the year ended September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 14, 2022	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)