Form 10-K
period 2022-12-31
OLB GROUP, INC.
filed 2023-03-30
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52994

THE OLB GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4188568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Avenue of the Americas, 4th Floor, New York, NY 10036

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $18,348,131 based on 9,656,911 non affiliate shares outstanding at $1.90 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2023, there were 15,344,077 shares of the issuer’s common stock outstanding.

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

Overview

We are a FinTech company that focuses on a suite of products in the merchant services marketplace and seeks to provide integrated business solutions to merchants throughout the United States. We seek to provide merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), OmniSoft.io, Inc., a Delaware corporation (“OmniSoft”), and CrowdPay.Us, Inc., a New York corporation (“CrowdPay”).

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

eVance provides competitive payment processing solutions to merchants which enable merchants to process credit and debit card-based internet payments for sales of their products at competitive prices (whether such sales occur online or at a “brick and mortar” location). eVance is an independent sales organization (an “ISO”) that signs up new merchants on behalf of acquiring banks and processors that provides financial and transaction processing solutions to merchants throughout the United States. eVance differentiates itself from other ISOs by focusing on both obtaining and maintaining new merchant contracts for its own account (including, but not limited to, merchants that utilize the OmniSoft platform) and also obtaining and maintaining merchant contracts obtained by third-party ISOs (for which we negotiate a shared fee arrangement) and utilizing our own software and technology to provide merchants and other ISOs differentiating products and software. In particular, we (i) own our own payments gateway, (ii) have proprietary omni-commerce software platform, (iii) have in-house underwriting and customer service, (iv) have in-house sub-ISO management system which offers sub-ISOs and agents tools for online boarding, account management, residual reports among other tools, and (v) offer a suite of products in the financial markets (through CrowdPay). Leveraging our relationship with three of the top five merchant processors in the United States (representing a majority of the merchant processing market) and with the use of our proprietary software, our payment gateway (which we call “SecurePay”) enables merchants to reduce the cost of transacting with their customers by removing the need for a third-party payment gateway solution. eVance operates as both a wholesale ISO and a retail ISO depending on the risk profile of the merchant and the applicable merchant processor and acquiring bank. As a wholesale ISO, eVance underwrites the processing transactions for merchants, establishing a direct relationship with the merchant and generating individual merchant processing contracts in exchange for future residual payments. As a retail ISO, eVance primarily gathers the documents and information that our partners (acquiring banks and acquiring processors) need to underwrite merchants’ transactions and as a result receives only residual income as commission for merchants it places with our partners. For more information regarding the electronic payment industry, see “Business — Description of our eVance Business — Our Industry.”

We expect to build out our OmniSoft software business and to rely more on our individualized merchant services offerings to transition away from our reliance on our eVance business but there is no guarantee that we will be able to do so.

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

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Purchased Assets”). In addition to the Purchased Assets, the Company purchased customer lists, intellectual property, residuals, rebates, or credits relating to the Purchased Assets accruing from October 1, 2021. The group of merchants acquired have reported annual transaction volume of greater than $300 million.

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

OLBit and DMINT

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business. OLBit has been in the process of applying for money transmission licenses in all 50 states along with New York Bitlicense.

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT initiated the first phase of the cryptocurrency mining operation by establishing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Bradford, Pennsylvania. As of December 31, 2022, DMINT had 1,000 computers online and mining for Bitcoin. It has six data centers located in Pennsylvania and Tennessee. Since February 2023, DMINT has been working to redeploy the computers from the Pennsylvania location and focus the mining efforts at the Selmer, TN location because of the lower cost of operations in the location. It still continues to retain its natural gas rights in Pennsylvania and, in the event that the operating cost projections lower, it may either redeploy existing computers back to Pennsylvania or place newly purchased machines at the location.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000.00. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines.

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

Employees

As of December 31, 2022, we had six key employees as part of our overall staff of 26 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are primarily located in Georgia. In addition, we have operations in India where we retain 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our Company’s headquarters is located at 1120 Avenue of the Americas, 4th Floor, New York, NY 10036. Our telephone number is (212) 278-0900.

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

We have limited cash resources and operating losses throughout our history. As of December 31, 2022 we had a working capital deficit of $64,503 and a net loss of $7,974,168 . Our cash flow used by operating activities for the year ended December 31, 2022 was $1,921,381. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report, which conclusion would not have been possible without close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

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

Historically, substantially all of our revenue has been generated from our eVance business, though we did begin generating revenue from our OmniSoft and CrowdPay business during the second half of 2019. In addition, the launch of our Cryptocurrency Mining business in 2021 has started to generate revenue in 2021 and 2022. While we expect to continue to build out our OmniSoft software business and to rely more heavily on individualized merchant services offerings and to generate revenue and to transition away from such significant reliance on our eVance business, there is no guarantee that we will be able to do so (particularly, giving effect to the impact of COVID-19). Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

Cryptocurrency Mining Risks

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

Our cryptocurrency mining operation in Tennessee is, and any future mining farms we establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

As of March 29, 2023, there are 8,563,127 warrants to purchase shares of our common stock outstanding (with a weighted average exercise price of $5.02) and 2,362,321 outstanding options to purchase shares of common stock (with a weighted average exercise price of $0.0064). If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 28, 2023, Ronny Yakov, our chief executive officer, owned or controlled approximately 33.04% of our outstanding voting stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Further, he may make decisions that are adverse to your interests.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

For our corporate headquarters we currently rent shared office space at 1120 Avenue of the Americas, 4th Floor, New York, New York which can be 150 square feet. The monthly services fee is $2,765.00 with a communications fee of $100 per month. Per the terms of the Agreement, the fees for the first and 13thmonth of the term (if extended beyond the initial term) shall be waived. The initial term of the Agreement is for one year, commencing September 1, 2022 and expiring August 31, 2023 with an automatic extension of the term of the Company does not provide at least 60 days prior notice to the end of the term.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000.00. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines.

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

DMINT has two leases (the “Leases”) in Bradford, Pennsylvania relating to a combined 10,000 square feet of property located at the Bradford Regional Airport Authority multi-tenant building in Lafayette Township. The Leases are each for a term of five years, ending on the later of the date of occupancy and November 10, 2026. The monthly base rent for “Cell 3”, comprising 4,000 square feet, is $1,666.67 per month. The monthly base rent for “Cell 4”, comprising 6,000 square feet, is $2,500 per month. The total rent for the entire lease term of the Leases is $250,000 and $8,767.85 is payable as a security deposit. DMINT is currently finalizing negotiations of an early termination of the Leases as it has moved all operating Bitcoin mining computers to its Selmer, TN location.

The Company also leases approximately 778 square feet at 3301 North Third, Abilene, Taylor County, Texas at $740 per month. The lease is a month-to-month rental which can be terminated at any time.

Item 3. Legal Proceedings

Other than ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio, there are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

After August 11, 2020, our common stock was trading under the symbol “OLB” on the NASDAQ Capital Market (“NASDAQ”). Prior to August 11, 2020, our common stock was quoted under the symbol “OLBG” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock did not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2022 and 2021, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$2.79	$1.36
June 30, 2022	$1.63	$0.85
September 30, 2022	$2.50	$0.91
December 31, 2022	$1.22	$0.71

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$16.04	$4.30
June 30, 2021	$7.98	$4.30
September 30, 2021	$6.65	$3.30
December 31, 2021	$6.53	$2.51

At March 28, 2023 there were approximately 367 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

Overview

We are a FinTech company that focuses on a suite of products in the merchant services marketplace that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, OmniSoft, and CrowdPay, though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on individualized merchant services offerings for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

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

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business.

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT has purchased 1,000 computers. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At December 31, 2022, DMINT had mined 31.06 Bitcoin.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the year ended December 31, 2022, we had total revenue of $30,368,979 compared to $16,710,759 of revenue for the year ended December 31, 2021, an increase of $13,140,159 or 83.1%. We earned $28,950,785 in transaction and processing fees, $64,900 in merchant equipment sales, $627,115 in other revenue from monthly recurring subscriptions and $726,179 of other revenue from the Cryptocurrency Mining segment, compared to $15,810,626 in transaction and processing fees, $131,802 in merchant equipment sales, $464,327 in other revenue from monthly recurring subscriptions and $304,004 of other revenue from the Cryptocurrency Mining Segment. The increase in revenue was a result of an increase in the amount of fees earned from merchant processing transactions primarily due to the revenue attributed to the merchant portfolio acquired in the fourth quarter ended December 31, 2021 and to increased revenue from Bitcoin mining.

For the year ended December 31, 2022, we had processing and servicing costs of $23,152,397 compared to $13,480,212 of processing and servicing costs for the year ended December 31, 2021, an increase of $9,672,185 or 71.8%. Processing and servicing costs increased in conjunction with the increased revenue.

Amortization and depreciation expense for the year ended December 31, 2022 was $3,664,488 compared to $1,703,401 for the year ended December 31, 2021, an increase of $1,961,087 or 115.1%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the year ended December 31, 2022, increased due to the agreement with Cai Energy to purchase natural gas to operate the Bitcoin mining computers used in the Cryptocurrency Mining segment.

Depreciation expense for our Cryptocurrency Mining Segment was $3,193,683 for the year ended December 31, 2022 compared to $187,498 for the year ended December 31, 2021.

Salary and wage expense for the year ended December 31, 2022 was $3,073,598 compared to $2,126,451 for the year ended December 31, 2021, an increase of $947,147 or 44.5%. The increase is due to both new hires and salary increases to existing employees and management.

Professional fees for the year ended December 31, 2022 were $964,541 compared to $1,590,520 for the year ended December 31, 2021, a decrease of $625,979 or 39.4%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees of approximately $575,000 and auditor expenses of approximately $51,500, compared with the prior period in which the Company completed an offering of its common stock and warrants.

General and Administrative (“G&A”) expense for the year ended December 31, 2022, was $4,490,731 compared to $2,387,416 for the year ended December 31, 2021, an increase of $2,103,315 or 88.1%. Some of our larger G&A expenses include insurance policy expense of $319,500 from $234,000 in the prior year. Insurance expense has increased as a result of the cost to insure the Bitcoin mining machines and the increase in the size of the Company’s business. We also had travel expense $336,300 from $250,000 in the prior year, marketing and promotion of $210,000 from $180,000 in the prior year, contracted services of $656,000 from $511,000 in the prior year, utilities of $565,000 from $406,000 in the prior year and computer and internet expense of $730,000 from $515,000 in the prior year. We also had an increase in stock-based compensation of $328,641 for stock option expense.

For the year ended December 31, 2022, we incurred $0 of interest expense, compared to $116,737 for the year ended December 31, 2021. The decrease in interest expense is due the conversion of all related party debt and the repayment of the Term Loan in March 2021. In the prior year we also recognized a gain on the forgiveness of debt of $236,231 for our PPP loan and a $333,158 expense for litigation liability.

Our net loss for year ended December 31, 2022, was $7,787,269 compared to $4,978,358 for year ended December 31, 2021. We had an increase in our net loss of $2,808,911 for the reasons discussed above.

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

Liquidity and Capital Resources

Changes in Cash Flows

For the year ended December 31, 2022, we used $1,921,318 of cash in operating activities, which included our net loss offset by $6,858,171 for amortization and depreciation expense, $624,683 for stock-based compensation, stock to be issued for services of $164,999 and net changes in operating assets and liabilities of ($1,781,965).

For the year ended December 31, 2021, we used $3,508,082 of cash in operating activities, which included our net loss offset by $1,890,899 for amortization and depreciation expense, $461,051 for stock-based compensation, a gain on forgiveness of debt of $236,231 and net changes in operating assets and liabilities of ($648,117).

For the year ended December 31, 2022, we used $1,562,361 of cash used for investing activities. We used $409,000 for plant and machinery, $1,062,000 for office equipment and $96,000 for leasehold improvements.

For the year ended December 31, 2021, we used $25,661,600 of cash used for investing activities. We purchased $186,600 of office equipment and $9,410,000 of mining equipment for our DMINT subsidiary.

For the year ended December 31, 2022, we received net cash of $447,429 from financing activities. We received a loan payable of $875,000, of which we repaid $317,571.

For the year ended December 31, 2021, we received net cash of $28,815,530 from financing activities. We received a total of $8,090,709 from the exercise of warrants issued in the offerings, $16 from the exercise of options and we netted $28,379,650 from the sale of common stock and warrants. In addition, $7,654,845 was repaid on our loan to GACP.

Liquidity and Capital Resources

At December 31, 2022, the Company had cash of $434,026 and negative working capital of $64,503.

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

The Company has reviewed its cash flow activity during 2022 and projected cash flow forecast for 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. As a result of (a) the improved transaction volume trends the Company experienced during 2021 and 2022, (b) the increase in the number of merchants after the acquisitions of several portfolios during 2021, and (c) the funds received from the capital raises and PPP Loan, as discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The OLB Group, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. (the “Company”) at December 31, 2022 and 2021, and the related consolidated statements operations, stockholders’ equity and cash flows for each of the two years in the periods ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2, the accompanying consolidated financial statements at and for the year ended December 31, 2021 have been revised.

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

Continued from previous page

Intangible Assets Impairment Assessments

As described in Notes 2 and 4 to the consolidated financial statements, the Company has goodwill and intangible assets of $27.2 million at December 31, 2022. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

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

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Boca Raton, Florida

March 29, 2023

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021 (Revised)
ASSETS
Current Assets:
Cash	$434,026	$3,470,339
Accounts receivable, net	1,083,169	670,822
Prepaid expenses	582,125	15,064
Other current assets	1,288,951	729,351
Total Current Assets	3,388,271	4,885,576

Other Assets:
Property and equipment, net	7,325,212	8,967,096
Intangible assets, net	20,310,255	23,964,180
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	268,948	402,538
Other long-term assets	502,917	451,885
Total Other Assets	35,265,548	40,643,915

TOTAL ASSETS	$38,653,819	$45,529,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$513,266	$501,762
Accrued expenses	378,206	416,182
Preferred dividend payable (related parties)	294,384	824,674
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	134,318	133,180
Note payable – current portion	298,053	—
Total Current Liabilities	3,618,227	3,875,798
Long Term Liabilities:
Notes payable, net of current portion	259,376	—
Operating lease liability – net of current portion	138,439	273,166
Total Liabilities	4,016,042	4,148,964

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized	—	—
Series A Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,021 and 4,633 shares issued and outstanding at December 31, 2022 and 2021, respectively	10	46
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,207,714 and 11,984,396 shares issued, 15,081,542 and 11,984,396 shares outstanding at December 31, 2022 and 2021, respectively	1,508	1,197
Treasury stock, at cost (126,272 shares)	(109,987)	—
Additional paid-in capital	68,140,480	66,986,248
Accumulated deficit	(33,394,233)	(25,606,964)
Total Stockholders’ Equity	34,637,777	41,380,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,653,819	$45,529,491

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021
Revenue:
Transaction and processing fees	$28,950,785	$15,810,626
Merchant equipment rental and sales	64,900	131,802
Revenue, net - cryptocurrency mining	726,179	304,004
Other revenue from monthly recurring subscriptions	627,115	464,327
Total revenue	30,368,979	16,710,759

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	23,152,397	13,480,212
Amortization and depreciation expense	3,664,488	1,703,401
Depreciation expense - cryptocurrency mining	3,193,683	187,498
Salaries and wages	3,073,598	2,126,451
Professional fees	964,541	1,590,520
General and administrative expenses	4,490,731	2,387,416
Total operating expenses	38,539,438	21,475,498

Loss from operations	(8,170,459)	(4,764,739)

Other income (expense):
Interest expense	—	(116,737)
Gain on forgiveness of debt	—	236,231
Litigation expense	—	(333,158)
Other income	383,190	45
Total other income (expense)	383,190	(213,619)

Net Loss	$(7,787,269)	$(4,978,358)

Less: Preferred dividends (related parties)	(401,903)	(555,960)

Net loss to common shareholders	(8,189,172)	$(5,534,318)

Net loss per share, basic and diluted	$(0.56)	$(0.70)

Weighted average shares outstanding, basic and diluted	14,678,990	7,918,263

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid	Common Stock to	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Be Issued	Stock	Deficit	Total
Balance at December 31, 2020	4,633	$46	6,170,054	$617	$26,111,410	$—	$—	$(20,628,606)	$5,483,467
Stock based compensation	—	—	—	—	296,042	—	—	—	296,042
Common stock issued exercise of warrants – related party	—	—	159,103	16	—	—	—	—	16
Options issued for intangible assets	—	—	—		4,499,952	—	—	—	4,499,952
Common stock units issued for cash	—	—	3,387,696	339	28,379,312	—	—	—	28,379,650
Common stock issued for director services	—	—	35,639	3	165,006	—	—	—	165,009
Common stock issued for exercise of warrants	—	—	2,231,904	223	8,090,486	—	—	—	8,090,709
Preferred stock dividends (related parties)	—	—	—	—	(555,960)	—	—	—	(555,960)
Net loss	—	—	—	—	—	—	—	(4,978,358)	(4,978,358)
Balance at December 31, 2021	4,633	46	11,984,396	1,198	66,986,248	—	—	(25,606,964)	41,380,527
Stock based compensation	—	—	—	—	624,683	—	—	—	624,683
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—	—	—
Repurchase of shares	—	—	(126,172)	—	—		(110,000)	—	(110,000)
Conversion of preferred shares – related party	(3,612)	(36)	504,910	51	931,724	—	—	—	931,739
Preferred stock dividends (related parties)	—	—	—	—	(401,903)	—	—	—	(401,903)
Net loss	—	—	—	—	—	—	—	(7,787,269)	(7,787,269)
Balance at December 31, 2022	1,021	$10	15,081,542	$1,508	$68,140,480	$164,999	$(110,000)	$(33,394,233)	$34,637,777

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,787,269)	$(4,978,358)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash mining revenue	(726,179)	(304,004)
Depreciation and amortization	6,858,171	1,890,899
Stock based compensation	624,683	296,042
Common stock to be issued for services to Directors	164,999	165,009
Operating lease expense	—	2,674
Gain on forgiveness of debt	—	(236,231)
Changes in assets and liabilities:
Accounts receivable	35,796	(314,828)
Prepaid expenses and other current assets	(848,625)	(415,889)
Other long-term assets	(51,032)	(67,738)
Accounts payable	11,504	141,794
Other accrued liabilities	(203,429)	312,548
Net cash (used in) operating activities	(1,921,381)	(3,508,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,562,361)	(9,596,599)
Acquisition of intangible assets	—	(16,065,001)
Net cash used in investing activities	(1,562,361)	(25,661,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	875,000	—
Payments on note payable	(317,571)	(7,654,845)
Proceeds from exercise of warrants	—	8,090,709
Proceeds from sale of common stock units	—	28,379,650
Proceeds from exercise of options – related party	—	16
Cash used for acquisition of treasury stock	(110,000)	—
Net cash provided by financing activities	447,429	28,815,530

Net change in cash	(3,036,313)	(354,152)
Cash – beginning of year	3,470,339	3,824,491
Cash – end of year	$434,026	$3,470,339

Cash paid for:
Interest	$—	$116,736
Income taxes	$—	$—
Supplemental non-cash disclosure:
Establishment of ROU operating lease asset and related liability	$—	$233,308
Merchant portfolio purchase installment obligation	$—	2,000,000
Options issued for acquisition of natural gas rights	$—	$4,499,952

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Cryptocurrency Mining Business segments.

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

Cryptocurrency Mining Business:

On July 23, 2021, the Company formed DMINT, Inc., a wholly owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Cryptocurrency Business”).

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair value of approximately $4.5 million on the date of grant) at an exercise price of $0.0001 per share (the “CAI Options”). The natural gas was being used in connection with the Cryptocurrency Business prior to opening the Selmer, Tennessee location.

On November 22, 2022, Mr. Ronny Yakov purchased the CAI Options, in a privately negotiated transaction, for $700,000 using his personal funds.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. At December 31, 2022, all employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

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

Correction of Immaterial Error

Subsequent to the initial issuance of the Company’s 2021 financial statements on March 28, 2022, management discovered it did not record the accrual for dividends on its Series A Preferred Stock. The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements.  Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued consolidated financial statements to correct for the error in the context of comparative financial statements.  The following are the relevant line items from the Company’s consolidated financial statements which illustrate the effect of the corrections to the periods presented:

Balance sheet:	As Previously
December 31, 2021	Reported	Adjustments	As Revised
Total assets	$45,529,491	$—	$45,529,491

Preferred dividend payable	—	824,674	824,674
Other	3,324,290	—	3,324,290
Total liabilities	$3,324,290	$824,674	4,148,964

Additional paid-in capital	67,810,922	(824,674)	66,986,248
Others	(25,605,721)		(25,605,721)
Total stockholders’ equity	$42,205,201	$(824,674)	$41,380,527

Statement of operations	As Previously
Year ended December 31, 2021	Reported	Adjustments	As Revised
Net Loss	$(4,978,358)	$—	$(4,978,358)
Preferred stock dividends	—	(555,960)	(555,960)
Net loss allocable to common shareholders	(4,978,358)	(555,960)	(5,534,318)
Loss per share	$(0.63)		$(0.70)
Weighted average common shares outstanding	7,918,263		7,918,263

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for year ended December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2022, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has two operating segments as of December 31, 2022 and 2021. See Note 15, “Segment Information”.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the years ended December 31, 2022 and 2021 does not include warrants to acquire 8,563,127 and 9,963,127 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the year ended December 31, 2022 and 2021 does not include 2,362,321 and 772,362 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill and determined there was no impairment at December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded an allowance of approximately $0 and $38,000 as of December 31, 2022 and 2021, respectively.

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

Other Current Assets

Other current assets comprised of the following:

	December 31, 2022	December 31, 2021
Cryptocurrency at cost	$1,030,183	$304,004
Investment in cryptocurrency-based fund	250,000	250,000
Other current assets	456,911	175,347
Total	$1,737,094	$729,351

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

Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2022	2021
Revenue from contracts with customers:
Wholesale contracts	$26,424,478	$13,336,832
Retail contracts	$1,646,663	$1,680,680
Other transaction and processing fees	$1,571,659	$1,389,243
Cryptocurrency mining fees	$726,179	$304,004
Total transactions and processing fees	$30,368,979	$16,710,759

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

Bitcoin Mining

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are immaterial and are recorded as a deduction from revenue), for successfully adding a block to the Bitcoin blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

Impairment of cryptocurrency assets is tested annual or more frequently if events or circumstances change. At December 31, 2022, the Company had 31.06 Bitcoin and the fair value of the Company’s digital assets was $515,710 based on the price of Bitcoin being $16,603.67.

On March 23, 2023, the Financial Accounting Standards Board issued an Exposure Draft “Intangibles – Goodwill and Other – Crypto Assets” (Subtopic 350-60), Accounting for and Disclosure of Crypto Assets. Under the provisions of this Exposure Draft, an entity would be required to present crypto assets separately from other intangible assets in the balance sheet, and measure crypto assets at fair value with changes recognized in net income each reporting period. Upon effectiveness, an entity would reflect a cumulative-effect adjustment to the opening balance of retained earnings. Issuance of the final Standard is subject to public comment and deliberations. Adoption of this Exposure Draft in its current form would result in a charge to retained earnings in the amount of approximately $514,500.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2022, the Company had cash of approximately $434,000, accounts receivable of approximately $1,083,000 and bitcoin at cost of $1,030,000 (with the fair value of approximately $515,710 based on the price of Bitcoin being $16,603.67 at December 31, 2022), and accounts payable and accrued expenses of approximately $1,020,000. To date the Company has generated cash flows from issuances of equity and indebtedness.

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources via issuances of indebtedness or equity to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	December 31, 2022	December 31, 2021
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,793,333)	(1,562,798)
Net residual portfolios	$611,667	$842,202

	December 31, 2022	December 31, 2021
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,000,000)	(1,500,000)
Net trade name	$500,000	$1,000,000

	December 31, 2022	December 31, 2021
Acquired Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(2,476,191)	(190,476)
Net trade name	$15,523,809	$17,809,524

	December 31, 2022	December 31, 2021
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(825,173)	(187,498)
Net mineral rights	$3,674,779	$4,312,454

Total intangible assets, net	$20,310,255	$23,964,180

Amortization expense for the years ended December 31, 2022 and 2022 was $3,664,488 and $1,241,589, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2023	$3,834,281
2024	3,320,234
2025	3,021,424
2026	3,021,424
2027	3,021,424
Thereafter	4,050,830
Total	$20,269,617

The weighted average remaining useful life of amortizing intangible assets was 5.20 years at December 31, 2022.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2022	December 31, 2021
Furniture and Fixtures	$36,471	$36,471
Office Equipment	1,537,321	474,873
Computer Software	182,345	182,345
Leasehold Improvements	113,676	17,877
Bitcoin Mining Equipment	9,410,000	9,410,000
Plant and Machinery	409,296	—
Total	11,689,109	10,121,566
Less accumulated depreciation	(4,363,897)	(1,154,470)
Property and Equipment, net	$7,325,212	$8,967,096

Depreciation expense

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,204,246 and $649,310, respectively.

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

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount. However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price. The Company has filed a claim for breach of contract against Seller and Seller has filed a breach of contract counterclaim against the Company. The matter is currently in the early stages and no date for an arbitration or court hearing has been scheduled.

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by Bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,837.75 until the loan is repaid in full or it matures on November 29, 2024, requiring a full payment of all principal and accrued and unpaid interest.

NOTE 7 – STOCK OPTIONS

On January 1, 2021, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms on the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 per share and expire in three years after each vest date. The aggregate fair value of the options totaled $32,793 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 0.16% risk free rate, 135.03% volatility (expected volatility based on weighted-average historical volatility of the Company on the grant date) and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid in capital.

On July 28, 2021, the Company entered into an exclusive agreement with Cai Energy Blockchain, Inc. (“CAI”) whereby CAI provided the Company with an exclusive natural gas supply agreement (the “Services”). In exchange for the Services, the Company granted CAI options to purchase up to 767,918 shares of Common Stock, $0.0001 par value (with a fair market value equal to $4.5 million on the date of grant) at an exercise price of $0.0001 per share (the “CAI Options”). The aggregate fair value of the options totaled $4,499,952 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.0001, 1.26% risk free rate, 143.3% volatility (expected volatility based on weighted-average historical volatility of the Company on the grant date) and expected life of the options of 10 years. On November 22, 2022, Mr. Ronny Yakov purchased the CAI Options, in a privately negotiated transaction, for $700,000 using his personal funds.

In January 2022, the Company entered into new employment contracts with Mr. Yakov (CEO) and Mr. Smith (Vice President, Finance). Pursuant to the terms on the employment agreements they were entitled to stock options to purchase shares of common stock (200,000 – Mr. Yakov (similar amount granted annually during employment contract) and 275,000 – Mr. Smith (granted only in 2022)). The options had an exercise price of $0.001 per share. Options of Mr.Yakov vested during the year, and options of Mr. Smith vested equally over five years. However, as per 2020 Equity Incentive Plan then in force, only 178,162 stock options remained authorized for issue on that date. Therefore only 178,162 stock options were considered granted initially (the number has been allocated between Mr. Yakov and Mr. Smith pro rata). The aggregate fair value of the options totaled $368,627 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 1.325% risk free rate, 125.9% volatility (expected volatility based on weighted-average historical volatility of the Company on the grant date) and expected life of the options of 4 years.

On December 22, 2022 shareholders of the Company have approved Amended and Restate Equity Incentive Plan, increasing the number of stock options Company is allowed to use in stock-based compensation agreements with employees.

Simultaneously, the Company modified the stock option agreements with Mr. Yakov and Mr. Smith as follows.

Out of stock options to purchase 200,000 shares of common stock granted to Mr. Yakov, 100,000 options immediately vested with an additional 50,000 vested on January 1, 2023, and the remaining 50,000 vesting on January 1, 2024. Mr. Yakov is entitled to a similar grant annually during his employment period. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $1,217,264 based on the Black Scholes pricing model using the following estimates: exercise price of $0.01, risk free rates ranging from 3.9% to 4.6%, 118% volatility (expected volatility based on weighted-average historical volatility of the Company on the grant date) and expected life of the options of ranging from 1 to 3 years.

Out of stock options to purchase 275,000 shares of common stock granted to Mr. Smith, 137,500 options immediately vested with an additional 68,750 vested on January 1, 2023, and the remaining 68,750 vesting on January 1, 2024. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $279,412 based on the Black Scholes pricing model using the the same estimates as stated above.

Modification of option contracts with 2 officers of the Company in December 2022 resulted in total incremental compensation cost of $91,361.

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding on December 31, 2020	271,839	$0.0001	$1,408,755
Granted	774,585	$0.0001	4,538,991
Exercised	-159,103	$0.0001	(852,792)
Expired	—	$—	—
Options outstanding on December 31, 2021	887,321	$0.0001	$2,351,301
Granted	1,653,162	$0.0090	1,863,382
Exercised	—	$—	—
Modified	(178,162)	$0.0010	(182,153)
Expired	—	$—	—
Options outstanding on December 31, 2022	2,362,321	$0.0064	1,966,901
Options exercisable on December 31, 2022	1,096,075	$0.0023	$917,027

Weighted-average grant-date fair value of options
Those nonvested at the beginning of the 2022 year	$4.79
Those nonvested at the end of the 2022 year	$1.10
Those that during the 2022 year were:
Granted (last year - $5.9)	$1.27
Vested	$1.85
Modified	$2.07
Forfeited	$-

Weighted-average remaining contractual term of options outstanding as at December 31, 2022 is 7.8 years. Weighted-average remaining contractual term of options exercisable as at December 31, 2022 is 8.1 years.

Total compensation cost related to nonvested awards not yet recognized as of December 31, 2022 amounted to $1,335,923. The weighted-average period over which it is expected to be recognized is 4.3 years.

NOTE 8 – WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001	-
Outstanding, December 31, 2022	8,563,127	$5.02	3.00

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

	Balance Sheet Classification	December 31, 2022
Asset
Operating lease asset	Right of use asset	$402,538
Total lease asset		$402,538

Liability
Operating lease liability – current portion	Current operating lease liability	$133,180
Operating lease liability – noncurrent portion	Long-term operating lease liability	273,166
Total lease liability		$406,346

Lease obligations at December 31, 2022 consisted of the following:

For the year ended December 31:
2022	$150,139
2023	144,393
2024	50,000
2025	50,000
2026	41,667
Total payments	$436,199
Amount representing interest	$(29,853)
Lease obligation, net	406,346
Less current portion	(133,180)
Lease obligation – long term	$273,166

Rent expense for the years ended December 31, 2022 and 2021, was $171,723 and $106,201, respectively.

NOTE 10 – COMMON STOCK

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

On January 2022, Armistice Capital, received 1,400,000 shares of common stock upon the exercise of 1,400,000 warrants at $0.0001.

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

NOTE 11 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

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

Conversion

The Series A Preferred Stock holders may convert, at their option, on or after the date on which the certain Term Loan is repaid in full, each share of Series A Preferred Stock (along with accrued but unpaid dividends thereon) into such number of shares of common stock as determined by dividing the Stated Value by the conversion price of $9. The holders of Series A Preferred Stock are permitted to convert their shares of Series A Preferred Stock into shares of common stock at such time as the Term Loan has already been repaid in full and there is no further outstanding obligations regarding such indebtedness.

Voting

Each holder of a share of Series A Preferred Stock has the right to vote its shares of Series A Preferred Stock with the common stock on an as-converted basis, and with respect to such votes, such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock, and is entitled, to notice of any stockholders’ meeting in accordance with the Company’s bylaws, and is entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. Fractional votes shall not be permitted, and such shares shall be rounded up.

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

On December 14, 2022, Mr. Herzog converted 3,612 shares of Series A Preferred Stock together with $932,193 of accrued dividends into 504,910 shares of common stock.

The Company is obliged to issue shares worth of $165,000 to Directors for their service during the year ended December 31, 2022 – a provision for this compensation has been accrued in the balance sheet as of December 31, 2022.

Refer to Note 7 for options to purchase shares of common stock issued to the CEO and shareholder.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

NOTE 14 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2022	2021
Deferred Tax Assets:
NOL Carryover	$5,913,700	$2,431,700
Allowance for Doubtful Accounts	10,300	10,300
Depreciation and amortization	(927,730)	687,605
Less valuation allowance	(4,986,270)	(3,129,605)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2022	2021
Book loss	$(1,635,000)	$(1,045,000)
State taxes	(467,000)	(299,000)
Meals and entertainment	2,200	1,800
Stock based compensation	168,400	124,500
Non deductible expenses	84,476	156,421
Other adjustments	(9,741)	(200,332)
Valuation allowance	1,865,665	860,947
	$—	$—

At December 31, 2022, the Company had operating loss carry forwards of approximately $21,900,00, $3,200,000 of which expire from 2021 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

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

The following tables details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2022 and 2021.

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$726,179	$304,004
Fintech services revenue	29,642,800	16,406,755
Total segment and consolidated revenue	$30,368,979	$16,710,759

Operating Expenses
Cryptocurrency mining	(3,193,683)	(187,498)
Fintech services	(26,857,523)	(15,183,613)
Segment profit	317,773	1,339,648
General and administrative expenses	(8,715,769)	(6,104,387)

Loss from operations	$(8,397,996)	$(4,764,739)

	December 31, 2022	December 31, 2021
Total Assets:
Cryptocurrency mining	$9,376,078	$9,749,652
Fintech services	29,237,103	33,779,839
	$38,613,181	$43,529,491

NOTE 16 – Quarterly Data - Unaudited

Revised Interim Financial Information

The following tables represent amounts previously reported and revised as a result of the error associated with the accounting for our Series A Preferred Stock. See Note 2 for additional information.

	As Previously
March 31, 2022	Reported	Adjustments	As Revised
Total assets	$44,949,908	$—	$44,949,908

Preferred dividend payable	—	963,664	963,664
Other	4,129,470	—	4,129,470
Total liabilities	$4,129,470	$963,664	$5,093,134

Additional paid-in capital	67,881,483	(963,664)	66,917,819
Others	(27,061,045)	—	(27,061,045)
Total shareholders’ deficit	$40,820,438	$(963,664)	$39,856,774

	As Previously
June 30, 2022	Reported	Adjustments	As Revised
Total assets	$43,218,537	$—	$43,218,537

Preferred dividend payable	—	1,102,654	1,102,654
Other	3,764,360	—	3,764,360
Total liabilities	$3,764,360	$1,102,654	$4,867,014

Additional paid-in capital	67,953,176	(1,102,654)	66,850,522
Others	(28,498,999)	—	(28,498,999)
Total shareholders’ deficit	$39,454,177	$(1,102,654)	$38,351,523

	As Previously
September 30, 2022	Reported	Adjustments	As Revised
Total assets	$41,177,888	$—	$41,177,888

Preferred dividend payable	—	1,241,644	1,241,644
Other	3,365,580	—	3,365,580
Total liabilities	$3,365,580	$1,241,644	$4,607,224

Additional paid-in capital	68,023,869	1,241,644	69,265,513
Others	(30,211,561)	—	(30,211,561)
Total shareholders’ deficit	$37,812,308	$1,241,644	$39,053,952

	As Previously
Quarter ended March 31, 2022	Reported	Adjustments	As Revised
Net Loss	$(1,455,596)	$—	$(1,455,596)
Preferred stock dividends	—	(138,990)	(138,990)
Net loss allocable to common shareholders	$(1,455,596)	$(138,990)	(1,594,586)
Loss per share	$(0.10)		$(0.11)
Weighted average common shares outstanding	14,510,703		14,510,703

	Impact of correction of error - quarter			Impact of correction of error - year to date
	As Previously			As Previously
Quarter ended June 30, 2022	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Net Loss	$(1,437,954)	$—	$(1,437,954)	$(2,893,550)	—	$(2,893,550)
Preferred stock dividends	—	(138,990)	(138,990)	—	$(277,980)	(277,980)
Net loss allocable to common shareholders	$(1,437,954)	$(138,990)	$(1,576,944)	$(2,893,550)	$(277,980)	$(3,171,530)
Loss per share	$(0.10)		$(0.11)	$(0.20)		$(0.22)
Weighted average common shares outstanding	14,702,804		14,702,804	14,607,209		14,607,209

	Impact of correction of error - quarter			Impact of correction of error - year to date
	As Previously			As Previously
Quarter ended September 30, 2022	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Net Loss	$(1,712,562)	$—	$(1,712,562)	$(4,606,112)	—	$(4,606,112)
Preferred stock dividends	—	(138,990)	(138,990)	—	$(416,970)	(416,970)
Net loss allocable to common shareholders	$(1,712,562)	$(138,990)	$(1,851,552)	$(4,606,112)	$(416,970)	$(5,023,082)
Loss per share	$(0.12)		$(0.13)	$(0.31)		$(0.34)
Weighted average common shares outstanding	14,702,804		14,702,804	14,639,523		14,607,209

NOTE 17 – SUBSEQUENT EVENTS

On February 14, 2023, a shareholder reported to the Company that is had incurred short swing profits of $114,654.46 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023.

On March 29, 2023, DMINT entered into a Surrender and Release Agreement with Bradford Regional Airport Authority relating to the property in Bradford, Pennsylvania whereby DMINT agreed to pay $50,000 in exchange for an early termination of the Leases. March 31, 2023 is the final day DMINT occupied the property and all mining computers have been moved to the Selmer, Tennessee location.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 13, 2023, The OLB Group, Inc. (the “Company”) was informed by Daszkal Bolton LLP (“Daszkal”), the Company’s independent registered public accounting firm, that it had completed a business combination agreement with CohnReznick LLP. As a result of this transaction Daszkal will resign as the Company’s independent registered public accounting firm following its filing of the Annual Report on Form 10-K for the year ended December 31, 2022 with the Securities and Exchange Commission.

Daszkal’s reports on the Company’ financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2021, and 2020, and the subsequent interim periods through November 14, 2022, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between OLB and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Daszkal advised the Company of material weaknesses in its internal control over financial reporting as of December 31, 2021 and 2020.

On March 28, 2023, the Company approved the engagement of MAC Accounting Group, LLP (“MAC”) as the Company’s new independent registered public accounting firm, effective following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2022, and this assessment identified no material weaknesses in our internal control over financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management has concluded that, at December 31, 2022, the Company’s internal control over financial reporting were effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

Although, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented, management continues to make improvements to internal controls as deemed necessary for changes within our operations.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	64	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	53	Chief Financial Officer
Patrick Smith	50	Vice President, Finance
Ehud Ernst	63	Director and Chairman of the Audit Committee
Amir Sternhell	61	Director
Alina Dulimof	56	Director

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

Amir Sternhell is one of our independent directors. Since 2016, Mr. Sternhell has served as chief strategy officer of Sertainty, a data optimization company. Mr. Sternhell has 24 years of experience in the IT and Corporate Learning industries, including two-decades at .2013, where he was head of a business intelligence unit representing Microstrategy, and, chief learning officer, representing Harvard Business Publishing. Mr. Sternhell was the founder of the first Non-Profit Organization that assisted Israel’s Incubator System, in which he hand-held over 100 high-tech companies. Mr. Sternhell was the vice chairman of the American-Israel Chamber of Commerce and Industry, overseeing its initiatives, and a recipient of its Business Leadership Award. Mr. Sternhell served in the Directorate of Military Intelligence for the Israel Defense Forces, and was awarded the Most Outstanding Soldier of the Corp. in 1981. Mr. Sternhell holds an AB in Political Science and Psychology from Tel Aviv University, an MIA in International Economics from Columbia University and an MBA from the ‘Grand Ecole’ EDHEC ’92 specializing in IT and Management where he graduated first in his class.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Ronny Yakov,	2022	$750,000	$300,000	$0	$1,217,264	$0	$0	$30,000	$1,297,264
CEO, Chairman	2021	$375,000	$400,000	$0	$57,533	$0	$0	$30,000	$862,533
Patrick Smith,	2022	$350,000	$150,000	$0	$279,412	$0	$0	$0	$779,412
Vice President	2021	$175,000	$90,000	$0	$238,506	$0	$0	$0	$503,506
Rachel Boulds,	2022	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2021	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(2)	Car allowance

(3)	Stock based compensation of options granted during the years ended December 31, 2022 and 2021 (main part vests subsequently).

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

The Yakov Agreement increases Mr. Yakov’s base salary to $750,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Yakov also received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.001 per share (subsequently amended to $0.01 per share).

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

The Smith Agreement increases Mr. Smith’s base salary to $350,000 and he will continue to be eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of such plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.001 per share (subsequently amended to $0.01 per share).

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

As of December 31, 2022, the following equity awards were outstanding:

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

2020 Equity Incentive Plan

The Board of Directors have adopted a 2020 Equity Incentive Plan (the “Plan”) for the Company and the holders of majority of our outstanding shares of common stock have approved such plan. On December 22, 2022, the shareholders of the Company approved an amendment and restate of the Plan to increase the number of our shares of Common Stock available for issuance under the 2020 Plan from 240,000 to 2,000,000 shares. Grants of 715,000 options to purchase shares of common stock have been issued under the Plan as of December 31, 2022. In general, awards under the Plan shall vest ratably over a period of three years (on the first, second and third anniversaries of the agreement) subject to accelerated vesting upon a change of control of our company (although awards may be granted with different vesting terms).  Further, pursuant to the Yakov Agreement, on an annual basis until December 31, 2027, Mr. Yakov shall receive up to 200,000 options under the Plan.

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

Director Compensation

Our directors are entitled to the following fixed compensation for their services as directors during the fiscal year ended December 31, 2022.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Alina Dulimof	$0	$50,000	$0	$0	$0	$0	$50,000
Ehud Erst	$0	$65,000	$0	$0	$0	$0	$65,000
Amir Sternhell	$0	$50,000	$0	$0	$0	$0	$50,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2023, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 1120 Avenue of the Americas, 4th Floor, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**		Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned**	Number of Voting Shares Beneficially Owned**		Percent of Voting Shares Beneficially Owned(3)**
5% Beneficial Owners
John Herzog(4)	2,030,334		13.2%	—	—	2,030,334		13.1%
Armistice Capital (7)	1,137,601		7.4%	—	—	1,137,601		7.4%

Directors and Officers
Ronny Yakov	4,782,132	(5)	31.2%	113,444	100%	4,945,576	(5)	31.7%
Rachel Boulds	833		*	—	—	833		*
Patrick Smith(6)	563,141		3.67%	—	—	563,141		3.6%
Alina Dulimof	52,131		*	—	—	52,132		*
Ehud Ernst	76,186		*	—	—	76,186		1.4
Amir Sternhell	60,445		*	—	—	60,455		1.1%
All directors and executive officers as a group (6 persons)	5,534,879		36.1%	113,444	-100%	5,924,527		38.12%

*	Less than 1%.

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(1)	Percentage ownership of common stock is based on 15,344,077shares of our common stock plus 113,444 shares of common stock underlying Series A Preferred Stock outstanding on the Record Date for which holders will exercise voting power on an as-converted basis.

(2)	The number of shares and percentage ownership of Series A Preferred Stock is presented on an as-converted basis and is based on 1,021 shares of Series A Preferred Stock outstanding (which such shares of Series A Preferred Stock are convertible into 113,444 shares of common stock accordance with the Certificate of Designations (as hereinafter defined)). The holders of the Series A Preferred Stock have the right to vote their shares of Series A Preferred Stock with the holders of common stock on an as-converted basis.

(3)	Percentage of voting stock is based on 15,344,077shares of our common stock and 1,021 shares of Series A Preferred Stock (convertible into 113,444 shares of common stock) outstanding on March 28, 2023.

(4)	Includes 907,516 shares of common stock owned by Mr. Herzog and 28,524 shares of common stock held by John E Herzog TTEE John E Herzog REV Trust U/A/D 02/07/2014. John Herzog is the Chairman of Herzog & Co. and the trustee of the trust. Includes shares of common stock underlying 802,875 Series A Warrants to purchase one share of common stock each at a purchase price of $9.00 per share and 200,719 Series B Warrants to purchase one share of common stock each at a purchase price of $4.50 per share, which warrants are exercisable within 60 days of this Annual Report. As reported on Schedule 13G filed with the SEC on February 14, 2023.

(5)	Includes (i) 176,668 vested options, (ii) 113,444 shares of common stock underlying Series A Preferred Stock, and (iii) shares of common stock underlying 227,003 Series A Warrants to purchase one share of common stock each at a purchase price of $9.00 per share and 56,751 Series B Warrants to purchase one share of common stock each at a purchase price of $4.50 per share, which warrants are exercisable within 60 days of this Annual Report.

(6)	Consists of 312,318 vested options.

(7)	As reported on Schedule 13G filed with the SEC on February 15, 2022.

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

	2022	2021
Audit fees – Services provided by Daszkal Bolton LLP	$100,000	$100,000
Audit fees – Services provided by Marcum LLP	$-	$26,265
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$100,000	$126,265

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2022.

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

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended (*)
3.2	Amended and Restated Bylaws of the Company(13)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(13)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
4.2	Representative’s Warrant(13)
4.3	Series A Warrant Agency Agreement (including the terms of the Series A Warrant)(13)
4.4	Series B Warrant Agency Agreement (including the terms of the Series B Warrant)(13)
4.5	Description of Registered Securities (*)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(7)
10.14	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. John Herzog(8)
10.15	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. Ronny Yakov(8)
10.16	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and Ronny Yakov(11)
10.17	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and John Herzog(11)
10.18	Form of 2020 Equity Incentive Plan(9)
10.19	Lease Agreement dated June 24, 2020 between Pergament Lodi, LLC and Evance, Inc.(10)
10.20	Underwriting Agreement with Aegis Capital Corp. dated August 6, 2020.(13)
10.24	Asset Purchase Agreement dated November 24, 2021 by and between the Company and FFS Data Corporation(14).
10.25	Share Exchange Agreement dated January 3, 2022 between the Company and all of the shareholders of Crowd Ignition, Inc. (15)
10.26	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 3” (4,000 square feet) (16).
10.27	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 4” (6,000 square feet) (16).
10.28	Services Agreement between Executive Workspace LLC d/b/a Elevated NY and The OLB Group, Inc.(17)
10.29	Contract for Sale of Realty between Madison Haywood Developmental Services, Inc. and DMINT Real Estate Holdings, Inc. (17)
10.30	SURRENDER AND RELEASE AGREEMENT (this “Agreement”) dated as of March 29, 2023 (the “Effective Date”) is made by and between THE BRADFORD REGIONAL AIRPORT AUTHORITY and DMINT, Inc. (*)
10.31	Letter of Resignation dated March 13, 2023 from Daszkal Bolton LLP (*).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.

(2)	Incorporated by reference to Form 8-K filed May 15, 2018.

(3)	Incorporated by reference to Form 8-K filed August 3, 2018.

(4)	Incorporated by reference to Form 8-K filed March 12, 2019.

(5)	Previously filed with Form S-1 on June 26, 2019.

(6)	Previously filed with Form S-1 on January 17, 2019.

(7)	Previously filed with Form 10-K on April 29, 2020.

(8)	Previously filed with Form S-1 on May 20, 2020.

(9)	Previously filed with Form S-1 on June 8, 2020.

(10)	Incorporated by reference to Form 8-K filed July 2, 2020.

(11)	Previously filed with Form S-1 on July 27, 2020.

(12)	Previously filed with Form S-1 on July 31, 2020.

(13)	Previously file with Form 8-K filed August 12, 2020.

(14)	Incorporated by reference to Form 8-K filed November 30, 2021.

(15)	Incorporated by reference to Form 8-K filed January 5, 2022.

(16)	Incorporated by reference to Form 8-K filed January 11, 2022.

(17)	Incorporated by reference to Form 8-K filed August 16, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: March 30, 2023	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	March 30, 2023
Ronny Yakov

/s/Ehud Ernst	Director and Chairman of the Audit Committee	March 30, 2023
Ehud Ernst

/s/ Amir Sternhell	Director	March 30, 2023
Amir Sternhell

/s/ Alina Dulimof	Director	March 30, 2023
Alina Dulimof