Form 10-Q
period 2023-03-31
OLB GROUP, INC.
filed 2023-05-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 15,344,077 shares of the issuer’s common stock issued and 15,217,905 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$64,627	$434,026
Accounts receivable, net	1,623,798	1,083,169
Prepaid expenses	956,302	582,125
Other current assets	793,655	1,288,951
Total Current Assets	3,438,382	3,388,271

Other Assets:
Property and equipment, net	7,463,117	7,325,212
Intangible assets, net	19,410,424	20,310,255
Goodwill	6,858,216	6,858,216
Operating lease right-of-use assets	63,742	268,948
Other long-term assets	502,917	502,917
Total Other Assets	34,298,416	35,265,548

TOTAL ASSETS	$37,736,798	$38,653,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,990,340	$513,266
Cash overdraft	71,953	—
Accrued expenses	509,494	378,206
Preferred dividend payable (related parties)	325,017	294,384
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	67,551	134,318
Note payable – current portion	298,053	298,053
Total Current Liabilities	5,262,408	3,618,227
Long Term Liabilities:
Notes payable, net of current portion	184,862	259,376
Operating lease liability – net of current portion	—	138,439
Total Liabilities	5,447,270	4,016,042

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at March 31, 2023 and December 31, 2022	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,344,077 and 15,207,714 shares issued, 15,217,905 and 15,081,542 shares outstanding, at March 31, 2023 and December 31, 2022, respectively	1,521	1,508
Treasury stock, at cost, 126,172 shares at March 31, 2023 and December 31, 2022	(109,988)	(109,988)
Additional paid-in capital	68,407,623	68,140,480
Accumulated deficit	(36,009,638)	(33,394,233)
Total Stockholders’ Equity	32,289,528	34,637,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,736,798	$38,653,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
		(Revised)
Revenue:
Transaction and processing fees	$6,353,471	$8,413,429
Merchant equipment rental and sales	24,764	17,168
Revenue, net - cryptocurrency mining segment	166,749	264,340
Other revenue from monthly recurring subscriptions	77,605	91,522
Total revenue	6,622,589	8,786,459

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,077,434	6,258,137
Amortization and depreciation expense	899,831	998,590
Depreciation expense - bitcoin mining equipment	799,717	891,756
Salaries and wages	690,352	533,859
Professional fees	369,344	324,407
General and administrative expenses	1,188,045	1,235,317
Total operating expenses	9,024,723	10,242,066

Loss from operations	(2,402,134)	(1,455,607)

Other income (expense):
Realized loss on sale of bitcoin	(327,925)	—
Other income	114,654	11
Total other (expense) income	(213,271)	11

Loss before income taxes	(2,615,405)	(1,455,596)

Income tax expense	—	—

Net Loss	(2,615,405)	(1,455,596)

Preferred dividends (related parties)	(30,630)	(138,990)

Net Loss Applicable to Common Shareholders	$(2,646,035)	$(1,594,586)

Net loss per common share, basic and diluted	$(0.17)	$(0.11)

Weighted average shares outstanding, basic and diluted	15,148,208	14,510,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	1,021	$10	15,081,542	$1,508	$68,140,480	$(109,988)	$(33,394,233)	$34,637,777
Common stock issued to related parties for accrued liabilities	—	—	136,363	13	164,985	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	(30,630)
Stock based compensation					132,788			132,788
Net loss	—	—	—	—	—	—	(2,615,405)	(2,615,405)
Balance at March 31, 2023	1,021	$10	15,217,905	$1,521	$68,407,623	$(109,988)	$(36,009,638)	$32,289,528

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Preferred stock dividends (Revised)	—	—	—	—	(138,990)	—	(138,990)
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022 (Revised)	4,633	$46	14,702,804	$1,469	$67,742,493	$(27,062,560)	$40,681,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,615,405)	$(1,455,596)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	1,699,548	1,895,530
Stock based compensation	132,788	70,833
Operating lease expense, net of repayment	—	32,430
Loss on sale of bitcoin	327,925	—
Changes in assets and liabilities:
Accounts receivable	(540,629)	(501,882)
Prepaid expenses and other current assets	(206,806)	(669,141)
Other long-term assets	—	(10,011)
Accounts payable	1,477,076	88,487
Other accrued liabilities	296,286	(45,347)
Net cash provided by (used in) operating activities	570,783	(594,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(937,621)	—
Net cash used in investing activities	(937,621)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	71,953	—
Proceeds from note payable	—	875,000
Payments on note payable	(74,514)	(112,838)
Net cash (used in) provided by financing activities	(2,561)	762,162

Net change in cash	(369,399)	167,465
Cash – beginning of period	434,026	3,470,339
Cash – end of period	$64,627	$3,637,804

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$164,998	$—
Preferred stock dividends	$30,630	$138,990
Cancellation of operating leases	$174,090	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2023

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Cryptocurrency Mining Business segments.

Fintech Services:

The Company provides integrated financial and transaction processing services (“Fintech Services”) to businesses throughout the United States. Through its eVance , Inc. subsidiary (“eVance”), the Company provides an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payment processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and as a result, receives additional consideration for this service and risk. The Company’s Securus365, Inc. (“Securus365”) subsidiary operates as a retail ISO and receives residual income as commission for merchants it places with third party processors. The Company’s eVance Capital, Inc subsidiary provides lending services to merchants processing with eVance, Inc.

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal.

OmniSoft.io, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allow customers to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

On May 14, 2021, the Company formed OLBit, Inc., a wholly-owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Cryptocurrency Business and Fintech Services business.

The Company also provides ecommerce development and consulting services on a project-by-project basis.

Cryptocurrency Mining Business:

On July 23, 2021, the Company formed DMINT, Inc., a wholly-owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Cryptocurrency Business”).

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

On June 24, 2022 the Company formed DMint Real Estate Holdings, Inc., a wholly-owned subsidiary of DMint. The purpose of DMint Real Estate Holdings, Inc is to buy and hold real estate related to DMint.

On November 22, 2022, Mr. Ronny Yakov purchased the CAI Options, in a privately negotiated transaction, for $700,000 using his personal funds.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern”, and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In response to the pandemic, the Company has been working with merchants to address potential changes to the purchase patterns of consumers. In addition, it has been focusing on servicing merchants that sell products with an extended delivery time frame, that have products that are paid for in advance, and that work in the catering, ticketing, limo and travel related businesses which have been directly impacted by the social distancing requirement of the pandemic. Further, for those of the Company’s employees that are able to perform their job remotely, the Company implemented a “remote work” policy and provided employees with the technology necessary to continue to do their jobs from home and for those employees that are unable to perform their job from a remote location, the Company has taken steps to ensure appropriate distancing, continue to require wearing masks in the office and added sanitizing stations along with requiring frequent hand washing and work station cleaning. In addition, the Company has been encouraging its employees to get vaccinated, if possible. By December 31, 2022, all employees were no longer working remotely and had returned to the office. However, the Company continues to monitor and follow the advice of federal and state authorities. The Company has not seen a material impact on its business since states began to roll back restrictions on businesses in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s accounting estimates include the collectability of receivables, useful lives of long-lived assets and recoverability of those assets, impairment in fair value of goodwill, valuation allowances for income taxes and stock-based compensation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus, CrowdPay, Omnisoft, OLBit, DMINT and DMint Real Estate Holdings. All significant intercompany transactions and balances have been eliminated.

Revision for Correction of Immaterial Error

Subsequent to the initial issuance of the Company’s March 31, 2022 financial statements, management discovered it did not record the accrual for dividends on its Series A Preferred Stock. The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum.

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

Statement of Operations	As Previously		As
Three Months Ended March 31, 2022	Reported	Adjustments	Revised
Net Loss	$(1,455,596)	$—	$(1,455,596)
Preferred stock dividends	—	(138,990)	(138,990)
Net loss applicable to common shareholders	(1,455,596)	(138,990)	(1,594,586)
Loss per share	$(0.10)		$(0.11)
Weighted average common shares outstanding	14,510,703		14,510,703

Statement of Cash Flows	As Previously		As
Three Months Ended March 31, 2022	Reported	Adjustments	Revised
Supplemental non-cash disclosure:
Preferred stock dividends	$—	$(138,990)	$(138,990)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2023 and December 31, 2022, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has two operating segments as of March 31, 2023 and December 31, 2022. See Note 14, “Segment Information”.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2023 and 2022 does not include warrants to acquire 8,563,127 and 8,563,127 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2023 and 2022, does not include 1,135,935 and 779,029 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded allowance of approximately $38,000 and $38,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Other Current Assets

Other current assets comprised of the following:

	March 31, 2023	December 31, 2022
Cryptocurrency at cost	$534,887	$1,030,183
Investment in cryptocurrency-based fund	250,000	250,000
Other current assets	8,768	8,768
Total	$793,655	$1,288,951

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2023	2022
Wholesale contracts	$6,028,143	$7,706,208
Retail contracts	$260,424	$373,773
Other transaction and processing fees and merchant equipment rental and sales	$281,927	$442,138
Cryptocurrency mining fees	$166,749	$264,340
Total revenue from contracts with customers	$6,737,243	$8,786,459

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

Merchant equipment rental and sales

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different from the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Impairment of cryptocurrency assets is tested annually or more frequently if events or circumstances change. At March 31, 2023, the Company had 20.73 Bitcoin and the fair value of the Company’s digital assets was $577,932 based on the price of Bitcoin being $27,879.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2023, the Company had cash of approximately $65,000, accounts receivable of approximately $1,624,000 and bitcoin valued at $535,000, and accounts payable, accrued expenses, and a cash overdraft of approximately $2,572,000. To  date the Company has generated cash flows from issuances of equity and indebtedness.

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	March 31, 2023	December 31, 2022
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,871,547)	(1,793,333)
Net residual portfolios	$533,453	$611,667

	March 31, 2023	December 31, 2022
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,125,000)	(2,000,000)
Net trade name	$375,000	$500,000

	March 31, 2023	December 31, 2022
CBD Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(3,047,619)	(2,476,191)
Net trade name	$14,952,381	$15,523,809

	March 31, 2023	December 31, 2022
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(950,362)	(825,173)
Net mineral rights	$3,549,590	$3,674,779

Total intangible assets, net	$19,410,424	$20,310,255

Amortization expense for the three months ended March 31, 2023 and 2022 was $899,831 and $995,069, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2023	$2,975,088
2024	3,320,234
2025	3,021,424
2026	3,021,424
2027	3,021,424
Thereafter	4,050,830
Total	$19,410,424

The weighted average remaining useful life of amortizing intangible assets was 4.95 years at March 31, 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

Long-lived assets, including property and equipment assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2023	December 31, 2022
Furniture and Fixtures	$36,471	$36,471
Office Equipment	1,917,857	1,537,321
Computer Software	182,345	182,345
Leasehold Improvements	670,762	113,676
Bitcoin Mining Equipment	9,410,000	9,410,000
Plant and Machinery	409,296	409,296
Total	12,626,731	11,689,109
Less accumulated depreciation	(5,163,614)	(4,363,897)
Property and Equipment, net	$7,463,117	$7,325,212

Depreciation expense

Depreciation expense for the three months ended March 31, 2023 and 2022 was $799,719 and $895,277, respectively.

NOTE 6 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on November 29, 2024, requiring a full payment of all principal and accrued and unpaid interest.

NOTE 7 – STOCK OPTIONS

On January 1, 2021, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 per share and expire three years after each vest date. The aggregate fair value of the options totaled $32,793 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.001, 0.16% risk free rate, 35.03% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid-in capital.

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

On December 23, 2022, the Company granted stock options to purchase 200,000 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. 100,000 options are immediately vested with an additional 50,000 vested on January 1, 2023, and the remaining 50,000 vesting on January 1, 2024. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $188,287 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01, 3.75% risk free rate, 133.79% volatility and expected life of the options of 10 years. The fair value of the options has been credited to additional paid in capital.

On December 23, 2022, the Company granted stock options to purchase 275,000 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Smith. 137,500 options are immediately vested with an additional 68,750 vested on January 1, 2023, and the remaining 68,750 vesting on January 1, 2024. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $258,895 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01, 3.75% risk free rate, 133.79% volatility and expected life of the options of 10 years. The fair value of the options has been credited to additional paid-in capital.

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2022  and the three months ended March 31, 2023 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2021	900,655	$0.0001	$2,386,736
Granted	475,000	$.01	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding December 31, 2022	1,375,655	$0.004
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding March 31, 2023	1,375,655	$0.004
Shares exercisable at March 31, 2023	1,135,932	$0.002	$1,154,008

During the three months ended March 31, 2023 and 2022 the Company recognized $132,788 and $70,833, respectively, in stock based compensation related to the above mentioned options.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2020	3,353,698	4.61	4.81
Cancelled	(40,000)	$7.50	-
Underwriter Warrants	8,881,333	$3.62	-
Warrant A Exercised	(742,220)	$9.00	-
Warrant B Exercised	(313,320)	$4.50	-
Underwriter Warrant Exercised	(1,176,364)	$0.0001	-
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001	-
Outstanding, December 31, 2022	8,563,127	$4.85	3.95
Outstanding, March 31, 2023	8,563,127	$4.85	3.70

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

	Balance Sheet Classification	March 31, 2023
Asset
Operating lease asset	Right of use asset	$63,742
Total lease asset		$63,742

Liability
Operating lease liability – current portion	Current operating lease liability	$67,551
Operating lease liability – noncurrent portion	Long-term operating lease liability	—
Total lease liability		$67,551

Lease expense for the three months ended March 31, 2023, was $42,408, which consisted of amortization expense of $41,058 and interest expense of $1,050. The cash paid under operating lease during the three months ended March 31, 2023, was $42,408. At March 31, 2023, there is one lease remaining that will terminate in November 2023, unless renewed. Lease expense for the three months ended March 31, 2022, was $42,409, which consisted of amortization expense of $39,112 and interest expense of $3,297. The weighted average discount rate used was 5%.

NOTE 10 – COMMON STOCK

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

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of March 31, 2023 and December 31, 2022 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

Dividends

The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum. Dividends accrue quarterly. Dividends are to be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company.

Conversion

The Series A Preferred Stock holders may convert, at their option, on or after the date on which the Term Loan is repaid in full, each share of Series A Preferred Stock (along with accrued but unpaid dividends thereon) into such number of shares of common stock as determined by dividing the Stated Value by the conversion price. The conversion price for the Series A Preferred Stock will be equal to the offering price per Unit in this offering and will be subject to adjustment for splits and the like. The holders of Series A Preferred Stock will only be permitted to convert their shares of Series A Preferred Stock into shares of common stock at such time as the Term Loan has been repaid in full and there are no further outstanding obligations regarding such indebtedness.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On December 31, 2022, the Company granted 41,322 shares of common stock to Alina Dulimof, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the three months ended March 31, 2023.

On December 31, 2022, the Company granted 41,322 shares of common stock to Amir Sternhell, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the three months ended March 31, 2023.

On December 31, 2022, the Company granted 53,719 shares of common stock to Ehud Ernst, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $65,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the three months ended March 31, 2023.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023.

During the three months ended March 31, 2023, the Company accrued $30,630 for dividends on the Series A preferred stock held by Mr, Yakov. As of March 31, 2023, total accrued dividends on the Series A preferred stock due to Mr, Yakov is $325,014.

Refer to Note 7 for options to purchase shares of common stock issued to related parties.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021, with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol (or “CBD”) industry, along with other merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount of $2,000,000. However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price. The Company has filed a claim for breach of contract against Seller and Seller has filed a breach of contract counterclaim against the Company. The matter is currently in the early stages and no date for an arbitration or court hearing has been scheduled.

NOTE 14 – SEGMENTS

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Cryptocurrency Mining and Fintech Services. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and expenses of our two reporting segments to assess the performance of the business of our reportable operating segments.

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended March 31, 2023 and 2022.

	For the Three Months ended March 31, 2023	For the Three Months ended March 31, 2022
Reportable segment revenue:
Revenue, net – cryptocurrency mining segment	$166,749	$264,340
Fintech services revenue	6,455,840	8,522,119
Total segment and consolidated revenue	6,622,589	8,786,459

Operating Expenses
Cryptocurrency mining segment	(1,161,286)	(979,114)
Fintech services	(5,077,434)	(6,258,137)
General and administrative expenses	(2,786,003)	(3,004,815)
Total operating expenses	(9,024,723)	(10,242,066)

Total other (expense) income	(213,271)	11

Loss from operations	$(2,615,405)	$(1,455,607)

	March 31, 2023	December 31, 2022
Total Assets:
Cryptocurrency mining segment	$9,053,262	$9,376,078
Fintech services	28,683,536	29,277,741
	$37,736,798	$38,653,819

NOTE 15 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Company Overview and Description of Business

Overview

We are a FinTech company that focuses on a suite of products in the merchant services and payment facilitator verticals that seek to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, OmniSoft, and CrowdPay, though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on our payment processing model for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

With respect to our eVance business, our merchants are currently processing over $100,000,000 in gross transactions monthly and average approximately 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the United States with no concentration of industries or merchants.

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM. SecurePay.comTM, is currently used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions (though our revenue from these transactions is limited). In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This provides the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load into the system.

On May 22, 2020, the Company purchased certain assets from POSaBIT Inc. (“POSaBIT”), including its contracts and arrangements with the Doublebeam merchant payment processing platform (the “POSaBIT Asset Acquisition”). The assets included, but were not limited to, software source codes, customer lists, customer contracts, hardware and website domains.

On May 14, 2021, the Company formed OLBit, Inc., a wholly-owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business.

On July 23, 2021, we formed DMINT, Inc., a wholly-owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the Bitcoin mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of September 30, 2022, DMint has purchased 1,000 computers, of which all computers have been delivered with 350 online and mining for Bitcoin and 400 computers are in process of being installed at the Company’s newly acquired building in Selmer, Tennessee. It has six data centers located in Pennsylvania where it has mined 25 Bitcoin. It has entered into an exclusive agreement whereby it has rights to all of the natural gas produced by 15 mines in Bradford, Pennsylvania. The natural gas is taken directly from the well heads to generate electricity required to power the mining computers. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second. If the initial mining operation results are as anticipated, DMINT plans to expand the number of mining computers every quarter, whereby it would aim to have the computing power of 500 petahash per second by the end of 2022.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023, we had total revenue of $6,622,589 compared to $8,786,459 of revenue for the three months ended March 31, 2022, a decrease of $2,163,870 or 24.6%. We earned $6,353,471 in transaction and processing fees, $24,764 in merchant equipment rental and sales, $77,605 in other revenue from monthly recurring subscriptions and $166,749 of other revenue from the Cryptocurrency Mining segment during the three months ended March 31, 2023, compared to $8,413,429 in transaction and processing fees, $17,168 in merchant equipment rental and sales, $91,522 in other revenue from monthly recurring subscriptions and $264,340 of other revenue from the Cryptocurrency Mining segment during the three months ended March 31, 2022. The decrease in revenue was a result of a decrease in the amount of fees earned from merchant processing transactions compared to the prior year primarily due to the removal and termination of service of approximately 700 merchants that were part of the Acquired Merchant Portfolio due to their non-compliance with the credit card processing rules. The removal of the merchants is the subject of ongoing litigation discussed in the notes to our financial statements above. Processing and servicing costs decreased by $1,180,703 or 18.9%, from $6,258,137 in the prior period to $5,077,434 for the same reason.

Amortization and depreciation expense for the three months ended March 31, 2023, was $899,831 compared to $998,590 for the three months ended March 31, 2022, a decrease of $98,759 or 9.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the three months ended March 31, 2023, decreased in the current year period due to the valuation of the agreement with Cai Energy to purchase natural gas to operate the Bitcoin mining computers used in the Cryptocurrency Mining segment. Depreciation expense for our Cryptocurrency Mining segment for the three months ended March 31, 2023 was $799,717 compared to $891,756 for the three months ended March 31, 2022, a decrease of $92,039 or 10.3%. Depreciation expense for our Cryptocurrency Mining segment decreased in the current year period because no new equipment was acquired during the period.

Salary and wage expense for the three months ended March 31, 2023, was $690,352 compared to $533,859 for the three months ended March 31, 2022, an increase of $156,493 or 29.3%. Salary and wage expense has increased due to an increase in salary and bonuses for our officers.

Professional fees for the three months ended March 31, 2023, were $369,344 compared to $324,407 for the three months ended March 31, 2023, an increase of $44,937 or 13.9%. Professional fees consist mainly of audit and legal fees. The increase in the current period is due to litigation-related legal expenses.

General and administrative expenses (“G&A”) for the three months ended March 31, 2023, was $1,188,045 compared to $1,235,317 for the three months ended March 31, 2022, a decrease of $47,272 or 3.8%. Some of our larger G&A expenses included insurance policy expense of approximately $59,000 as a result of the cost to insure the Bitcoin mining machines and the increase in the size of the Company’s business, expenses for outside services were $140,000, a decrease from $259,000 in the same period of 2022, travel expense of $53,000 from $108,000 in the same period of 2022, and utilities of $165,000. We also had a $106,100 reduction of our marketing expenses.

For the three months ended March 31, 2023, we had total other expense of $213,271 from a realized loss of $327,925 on the sale of Bitcoin and other income of $114,654, compared to other income of $11 for the three months ended March 31, 2022.

Our net loss for the three months ended March 31, 2023 was $2,615,405 compared to $1,455,596 for the three months ended March 31, 2023. We had an increase in our net loss of $1,159,809 for the reasons discussed above.

Liquidity and Capital Resources

Trends and Uncertainties

The Company’s financial condition and results of operations may be adversely affected by a further prolonging of the COVID-19 pandemic.

The New York and Atlanta areas, including the location of the Company’s corporate headquarters and its operations business, continued to experience impacts of the COVID-19 pandemic in the U.S. as some workers were forced to quarantine or convalesce as a result of the spread of the COVID-19 virus. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its employees and visitors. During 2022, the Company did not attribute any material impact on its business as a result of the pandemic. If there was another increase in cases requiring quarantines or closures of businesses by our merchants, the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company has specific business continuity plans to reduce the potential impact of COVID-19 into the future, and believes that its business being principally operated using digital platforms, in the long-term, will suffer minimal ongoing negative impact, there is no guarantee that the Company’s continuity plans will be successful or that the Company’s merchants will meet the number of forecasted transactions.

Changes in Cash Flows

For the three months ended March 31, 2023, we received $570,783 of cash from operating activities, which included our net loss, offset by $1,699,548 for amortization and depreciation expense, $132,788 for stock-based compensation, $327,925 for realized losses on the sale of bitcoin, and net changes in operating assets and liabilities of $1,025,482.

For the three months ended March 31, 2023, we used net cash of $2,561 in financing activities as a result of a cash overdraft of $71,953 and payments on a note payable of $74,514.

Liquidity and Capital Resources

At March 31, 2023, the Company had cash of $64,627 and a working capital deficit of $1,824,026. The Company has approximately $5,447,000 of outstanding liabilities.

The Company has reviewed its projected operating cash flows for the remainder of 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) improving transaction volume trends and positive cash flow in the second quarter, and (b) increasing the number of merchants processing payments, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies.

Subsequent Events

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the first quarter ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 15, 2023	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)