Form 10-Q
period 2023-06-30
OLB GROUP, INC.
filed 2023-08-21
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 15,344,077 shares of the issuer’s common stock issued and 15,217,905 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current Assets:
Cash	$133,777	$434,026
Accounts receivable, net	1,878,668	1,083,169
Prepaid expenses	840,892	582,125
Other current assets	271,311	1,288,951
Total Current Assets	3,124,648	3,388,271

Other Assets:
Property and equipment, net	7,012,537	7,325,212
Intangible assets, net	18,510,593	20,310,255
Goodwill	8,139,889	6,858,216
Operating lease right-of-use assets	39,088	268,948
Other long-term assets	425,917	502,917
Total Other Assets	34,128,024	35,265,548

TOTAL ASSETS	$37,252,672	$38,653,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,969,281	$513,266
Customer deposits	65,753	—
Accrued expenses	537,284	378,206
Preferred dividend payable (related parties)	355,984	294,384
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	34,453	134,318
Note payable – current portion	298,053	298,053
Total Current Liabilities	5,260,808	3,618,227
Long Term Liabilities:
Notes payable, net of current portion	110,349	259,376
Operating lease liability – net of current portion	—	138,439
Total Liabilities	5,371,157	4,016,042

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 and 4,633 shares issued and outstanding at December 31, 2022 and 2021, respectively	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,344,077 and 15,207,714 shares issued, 15,217,905 and 15,081,542 shares outstanding at June 30, 2023 and December 31, 2022, respectively	1,521	1,508
Treasury stock, 126,172 shares issued at June 30, 2023 and December 31, 2022	(109,988)	(109,988)
Additional paid-in capital	68,376,653	68,140,480
Accumulated deficit	(36,597,456)	(33,394,233)
Total stockholders’ equity of The OLB Group and Subsidiaries	31,670,740	34,637,777
Noncontrolling interest	210,775	—
Total Stockholders’ Equity	31,881,515	34,637,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,252,672	$38,653,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Transaction and processing fees	$7,755,248	$7,813,969	$14,108,719	$16,227,398
Merchant equipment rental and sales	22,519	18,174	47,283	35,342
Revenue, net - cryptocurrency mining	137,541	207,966	304,290	472,306
Other revenue from monthly recurring subscriptions	71,268	332,326	148,873	423,848
Digital product revenue	357,436	—	357,436	—
Total revenue	8,344,012	8,372,435	14,966,601	17,158,894

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,390,675	6,672,141	10,468,109	12,930,278
Amortization and depreciation expense	899,831	903,353	1,799,662	1,901,943
Depreciation expense – cryptocurrency mining	799,716	702,494	1,599,433	1,594,250
Salaries and wages	692,480	622,914	1,382,832	1,156,773
Professional fees	219,782	294,747	589,126	619,154
General and administrative expenses	973,264	1,007,908	2,161,309	2,243,225
Total operating expenses	8,975,748	10,203,557	18,000,471	20,445,623

Loss from operations	(631,736)	(1,831,122)	(3,033,870)	(3,286,729)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	48,683	—	(279,242)	—
Unrealized loss on investment	(6,490)	—	(6,490)	—
Other income	—	393,168	114,654	393,179
Total other income (expense)	42,193	393,168	(171,078)	393,179

Net Loss before income taxes	(589,543)	(1,437,954)	(3,204,948)	(2,893,550)

Income tax expense	—	—	—	—

Net Loss	(589,543)	(1,437,954)	(3,204,948)	(2,893,550)
Net income attributed to noncontrolling interest	1,725	—	1,725	—
Net loss attributed to The OLB Group and Subsidiaries	(587,818)	(1,437,954)	(3,203,223)	(2,893,550)

Preferred dividends (related parties)	(30,970)	(140,534)	(61,600)	(279,524)

Net Loss Applicable to Common Shareholders	$(618,788)	$(1,578,488)	$(3,264,823)	$(3,173,074)

Net loss per common share, basic and diluted	$(0.04)	$(0.11)	$(0.22)	$(0.22)

Weighted average shares outstanding, basic and diluted	15,148,208	14,702,804	15,148,208	14,607,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2022	1,021	$10	15,081,542	$1,508	$68,140,480	$(109,988)	$(33,394,233)	$—	$34,637,777
Common stock issued for director services	—	—	136,363	13	164,985	—	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock based compensation					132,788			—	132,788
Net loss	—	—	—	—	—	—	(2,615,405)	—	(2,615,405)
Balance at March 31, 2023	1,021	10	15,217,905	1,521	68,407,623	(109,988)	(36,009,638)	—	32,289,528
Preferred stock dividends	—	—	—	—	(30,970)	—	—	—	(30,970)
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Net loss	—	—	—	—	—	—	(587,818)	(1,725)	(589,543)
Balance at June 30, 2023	1,021	$10	15,217,905	$1,521	$68,376,653	$(109,988)	$(36,597,456)	$210,775	$31,881,515

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2021	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Preferred stock dividends (Revised)	—	—	—	—	(138,990)	—	(138,990)
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022 (Revised)	4,633	46	14,702,804	1,469	67,742,493	(27,062,560)	40,681,448
Stock based compensation	—	—	—	—	71,693	—	71,693
Preferred stock dividends (Revised)	—	—	——		(138,990)	—	(138,990)
Net loss	—	—	—	—	—	(1,437,954)	(1,437,954)
Balance at June 30, 2022 (Revised)	4,633	$46	14,702,804	$1,469	$67,675,196	$(28,500,514)	$39,176,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,204,948)	$(2,893,550)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	3,399,095	3,334,499
Stock based compensation	132,788	142,526
Operating lease expense, net of repayment	(8,444)	65,674
Loss on sale of cryptocurrency	279,242	—
Changes in assets and liabilities:
Accounts receivable	(795,499)	291,316
Prepaid expenses and other current assets	479,631	(1,220,881)
Other long-term assets	77,000	(10,019)
Accounts payable	1,172,389	202,739
Customer deposits	19,947	—
Other accrued liabilities	301,048	(395,624)
Net cash provided by (used in) operating activities	1,852,249	(483,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,145,421)	(73,500)
Purchase of 80.01% interest in Cuentas SDI, LLC	(850,000)	—
Net cash used in investing activities	(1,995,421)	(73,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft acquired in acquisition	(8,050)	—
Proceeds from note payable	—	875,000
Payments on note payable	(149,027)	(168,545)
Net cash (used in) provided by financing activities	(157,077)	706,455

Net change in cash	(300,249)	149,635
Cash – beginning of period	434,026	3,470,339
Cash – end of period	$133,777	$3,619,974

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$164,998	$—
Preferred stock dividends	$61,600	$279,524
Cancellation of operating leases	$174,090	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

June 30, 2023

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Cryptocurrency Mining Business segments.

Fintech Services:

The Company provides integrated financial and transaction processing services (“Fintech Services”) to businesses throughout the United States. Through its eVance, Inc. subsidiary (“eVance”), the Company provides an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payment processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and as a result, receives additional consideration for this service and risk. The Company’s Securus365, Inc. (“Securus365”) subsidiary operates as a retail ISO and receives residual income as commission for merchants it places with third party processors. The Company’s eVance Capital, Inc subsidiary provides lending services to merchants processing with eVance, Inc.

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal.

OmniSoft, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allow customers to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

On May 14, 2021, the Company formed OLBit, Inc., a wholly-owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Cryptocurrency Business and Fintech Services business.

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”). The LLC’s owns the platform of Black011.com and the network serving over 31,000 convenience stores (“Bodegas”) in and around New York and New Jersey (refer to Note 7).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., DMINT Real Estate Holdings. The Company owns 80.01% of Cuentas SDI, LLC, which has been included in the consolidated financial statements and the Company has recorded a noncontrolling interest for the 19.99% interest that they do not own.

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

	Impact of correction of error - quarter			Impact of correction of error - year to date
	As Previously			As Previously
Quarter ended June 30, 2022	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Net Loss	$(1,437,954)	$—	$(1,437,954)	$(2,893,550)	—	$(2,893,550)
Preferred stock dividends	—	(138,990)	(138,990)	—	$(277,980)	(277,980)
Net loss allocable to common shareholders	$(1,437,954)	$(138,990)	$(1,576,944)	$(2,893,550)	$(277,980)	$(3,171,530)
Loss per share	$(0.10)		$(0.11)	$(0.20)		$(0.22)
Weighted average common shares outstanding	14,702,804		14,702,804	14,607,209		14,607,209

Statement of Cash Flows	As Previously		As
Six Months Ended June 30, 2022	Reported	Adjustments	Revised
Supplemental non-cash disclosure:
Preferred stock dividends	$—	$(277,980)	$(277,980)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2023 and December 31, 2022, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has three operating segments as of June 30, 2023, and two operating segments December 31, 2022. See Note 14, “Segment Information”.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2023 and 2022 does not include warrants to acquire 8,563,127 and 8,563,127 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the six months ended June 30, 2023 and 2022, does not include 1,252,460 and 774,586 options, respectively, to purchase common stock because of their anti-dilutive effect.

Investments in Equity Securities

The Company accounts for its investments under ASC 321, “Investments – Equity Securities,” which requires that investments in equity securities be measured at fair value with changes in value recorded as unrealized gains and losses in current period operations.

Cryptocurrency

The Company obtains cryptocurrency through our mining activities, which is accounted for in connection with our revenue recognition policy. The cryptocurrency held is recorded as other assets in the Consolidated Balance Sheets and is accounted for as indefinite-lived intangible assets initially measured at cost, in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). The use of cryptocurrencies is accounted for in accordance with the first in first out method of accounting. We do not amortize our cryptocurrency but assess the value for impairment as further discussed in our impairment policy.

Impairment of cryptocurrency assets is tested annually or more frequently if events or circumstances change. At June 30, 2023, the Company had 1.01 Bitcoin and the fair value of the Company’s digital assets was $31,306 based on the price of Bitcoin being $30,996.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of an intangible assets are recognized as an expense when incurred.

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

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at June 30, 2023 and December 31, 2022.

A summary of goodwill as of June 30, 2023, is as follows:
December 31, 2022	$6,858,216
Add: 80.01% acquisition of Cuentas SDI, LLC	1,281,673
June 30, 2023	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded allowance of approximately $38,000 and $38,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Other Current Assets

Other current assets comprised of the following:

	June 30, 2023	December 31, 2022
Cryptocurrency	$27,801	$1,030,183
Investment in cryptocurrency-based fund	243,510	250,000
Other current assets	—	8,768
Total	$271,311	$1,288,951

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Transaction and processing fees from wholesale contracts	$7,221,995	$7,290,143	$13,250,138	$14,996,351
Transaction and processing fees from retail contracts	$332,731	$379,599	$593,155	$753,372
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	$294,309	$494,727	$461,582	$936,865
Cryptocurrency mining revenues	$137,541	$207,966	$304,290	$472,306
Digital product revenue	$357,436	$—	$357,436	$—
Total revenue from contracts with customers	$8,344,012	$8,372,435	$14,966,601	$17,158,894

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of June 30, 2023, customer deposits were $65,753.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Recent Accounting Pronouncements

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2023, the Company had cash of approximately $134,000, accounts receivable of approximately $1,879,000 and bitcoin valued at $28,000, and accounts payable and accrued expenses of approximately $2,572,000. To date, the Company has generated cash flows from issuances of equity and indebtedness.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	June 30, 2023	December 31, 2022
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(1,949,761)	(1,793,333)
Net residual portfolios	$455,239	$611,667

	June 30, 2023	December 31, 2022
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,250,000)	(2,000,000)
Net trade name	$250,000	$500,000

	June 30, 2023	December 31, 2022
Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(3,619,048)	(2,476,191)
Net trade name	$14,380,952	$15,523,809

	June 30, 2023	December 31, 2022
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,075,550)	(825,173)
Net mineral rights	$3,424,402	$3,674,779

Total intangible assets, net	$18,510,593	$20,310,255

Amortization expense for the six months ended June 30, 2023 and 2022 was $1,799,662 and $1,901,943, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2023	$2,075,257
2024	3,320,234
2025	3,021,424
2026	3,021,424
2027	3,021,424
Thereafter	4,050,830
Total	$18,510,593

The weighted average remaining useful life of amortizing intangible assets was 4.70 years at June 30, 2023.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2023	December 31, 2022
Furniture and Fixtures	$36,471	$36,471
Office Equipment	2,079,857	1,537,321
Computer Software	323,682	182,345
Leasehold Improvements	716,562	113,676
Bitcoin Mining Equipment	9,410,000	9,410,000
Plant and Machinery	409,296	409,296
Total	12,975,868	11,689,109
Less accumulated depreciation	(5,963,331)	(4,363,897)
Property and Equipment, net	$7,012,537	$7,325,212

Depreciation expense

Depreciation expense for the six months ended June 30, 2023 and 2022 was $1,599,433 and $1,594,250, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owns 165.27 units (1.01%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. The investment is locked up for two years and a redemption can be made after the expiration of the lock up period with 90 days written notice. The Fund may, at the discretion of the General Partner, compulsorily redeem all interests if the Net Asset Value of the Fund falls below $1,000,000. During the six months ended June 30, 2023, the Company recognized an unrealized loss of $6,490.

NOTE 7 — BUSINESS COMBINATIONS

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $850,000.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. Although the accounting is not yet complete, the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. All amounts are considered provisional until a more thorough analysis of the acquisition can be completed. The consolidated income statement for the three and six months ended June 30, 2023, includes $357,436 of revenue and $348,812 of expenses of Cuentas SDI, LLC from the date of acquisition (June 15, 2023) through June 30, 2023 for net income of $8,624.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the noncontrolling interest was based on the price the Company paid for their 80.01% of their controlling interest. The goodwill represents expected synergies from the combined operations and the acquired base of current and prior merchants to which we hope to sell our merchant services.

The allocation of the purchase price and the estimated fair market values of the assets acquired , liabilities assumed, and noncontrolling interest are shown below:

Consideration
Consideration issued	$850,000
Identified assets, liabilities, and noncontrolling interest
Property and equipment, net	141,337
Cash overdraft	(8,050)
Customer deposits	(45,806)
Accounts payable	(283,626)
Accrued Expenses	(23,028)
Noncontrolling interest	(212,500)
Total identified assets, liabilities, and noncontrolling interest	(431,673)
Excess purchase price allocated to goodwill	$1,281,673

Proforma information representing the revenue and earnings of the combined company as if the business combination had occurred on January 1, 2022 has not been supplied as of the date of this filing, therefore we are unable to include those amounts here.

NOTE 8 – NOTE PAYABLE

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

NOTE 9 – STOCK OPTIONS

On January 1, 2021, the Company granted stock options to purchase 6,667 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. The grant shall vest at the rate of 1/3 beginning on each anniversary of the effective date of grant. The options have an exercise price of $0.001 per share and expire three years after each vest date. The aggregate fair value of the options totaled $32,793 based on the Black Scholes Merton, pricing model using the following estimates: exercise price of $0.001, 0.16% risk free rate, 35.03% volatility and expected life of the options of 3 years. The fair value is being amortized over the applicable vesting period and credited to additional paid-in capital.

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

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2022 and the six months ended June 30, 2023 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2021	900,655	$0.0001	$2,386,736
Granted	475,000	$.01	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding December 31, 2022	1,375,655	$0.004
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding June 30, 2023	1,375,655	$0.004
Shares exercisable at June 30, 2023	1,254,683	$0.003	$1,249,982

During the six months ended June 30, 2023 and 2022 the Company recognized $132,788 and $142,526, respectively, in stock based compensation related to the above mentioned options.

NOTE 10 – WARRANTS

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

A summary of the status of the Company’s outstanding warrants and changes during the year ended December 31, 2022 and the six months ended June 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001
Outstanding, December 31, 2022	8,563,127	$4.85	3.95
Warrants Exercised	—	$—
Outstanding, June 30, 2023	8,563,127	$4.85	3.45

NOTE 11 – OPERATING LEASES

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

	Balance Sheet Classification	June 30, 2023
Asset
Operating lease asset	Right of use asset	$39,088
Total lease asset		$39,088

Liability
Operating lease liability – current portion	Current operating lease liability	$34,453
Operating lease liability – noncurrent portion	Long-term operating lease liability	—
Total lease liability		$34,453

Lease expense for the three months ended June 30, 2023, was $25,534, which consisted of amortization expense of $24,792 and interest expense of $742. Lease expense for the six months ended June 30, 2023, was $67,742, which consisted of amortization expense of $65,950 and interest expense of $1,792. The cash paid under operating leases during the six months ended June 30, 2023, was $72,090. Lease expense for the three months ended June 30, 2022, was $52,572, which consisted of amortization expense of $48,633 and interest expense of $3,939. Lease expense for the six months ended June 30, 2022, was $94,984, which consisted of amortization expense of $86,693 and interest expense of $8,291. At June 30, 2023, there is one lease remaining that will terminate in November 2023, unless renewed, which the Company will make payments of approximately $34,800 for, recording interest of approximately $350. The weighted average discount rate used was 5%.

NOTE 12 – COMMON STOCK

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

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of June 30, 2023 and December 31, 2022 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 31, 2022, the Company granted 41,322 shares of common stock to Alina Dulimof, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the six months ended June 30, 2023.

On December 31, 2022, the Company granted 41,322 shares of common stock to Amir Sternhell, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the six months ended June 30, 2023.

On December 31, 2022, the Company granted 53,719 shares of common stock to Ehud Ernst, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $65,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023 resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the six months ended June 30, 2023.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023.

During the six months ended June 30, 2023, the Company accrued $61,600 for dividends on the Series A preferred stock held by Mr, Yakov. As of June 30, 2023, total accrued dividends on the Series A preferred stock due to Mr, Yakov is $355,984.

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

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021, with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants in the Cannabidiol industry, along with other merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  Company management has recognized a liability for the contingent payment amount of $2,000,000. However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price. The Company has filed a claim for breach of contract against Seller and Seller has filed a breach of contract counterclaim against the Company. The matter is currently in discovery, which is to be completed by the end of October and no date for an arbitration or court hearing has been scheduled.

NOTE 16 – SEGMENTS

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

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended June 30, 2023 and 2022.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023	2022	2023	2022
Reportable segment revenue:
Revenue, net – cryptocurrency mining segment	$137,541	$207,966	$304,290	$472,306
Fintech services revenue	8,206,471	8,164,469	14,662,311	16,686,588
Total segment and consolidated revenue	8,344,012	8,372,435	14,966,601	17,158,894

Operating Expenses
Cryptocurrency mining segment	(1,688,665)	(979,114)	(2,849,951)	(2,335,963)
Fintech services	(5,394,403)	(6,672,141)	(10,471,837)	(12,930,278)
General and administrative expenses	(1,892,680)	(2,552,302)	(4,678,683)	(5,179,382)
Total operating expenses	(8,975,748)	(10,203,557)	(18,000,471)	(20,445,623)

Total other (expense) income	42,193	393,168	(171,078)	393,179

Loss from operations	$(589,543)	$(1,437,954)	$(3,204,948)	$(2,893,550)

	June 30, 2023	December 31, 2022
Total Assets:
Cryptocurrency mining segment	$7,526,382	$9,376,078
Fintech services	29,513,790	29,277,741
	$37,252,672	$38,653,819

NOTE 17 – SUBSEQUENT EVENTS

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

On June 15, 2023, the Company acquired 80.1% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (“SDI”). SDI will enable the Company to focus on marketing to the underbanked communities utilizing the SDI debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the SDI merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

For the three months ended June 30, 2023, we had total revenue of $8,344,012 compared to $8,372,435 of revenue for the three months ended June 30, 2022, a decrease of $58,721 or 0.8%. We earned $7,755,248 in transaction and processing fees, $22,519 in merchant equipment rental and sales, $71,268 in other revenue from monthly recurring subscriptions, $137,541 of revenue from the Cryptocurrency Mining segment and $357,436 of revenue from the sale of digital products. For the three months ended June 30, 2022, we earned $7,813,969 in transaction and processing fees, $18,174 in merchant equipment rental and sales, $332,326 in other revenue from monthly recurring subscriptions and $207,966 of other revenue from the Cryptocurrency Mining segment. The decrease in revenue was a result of a decrease in the amount of fees earned from merchant processing transactions compared to the prior year primarily due to the removal and termination of service of approximately 700 merchants that were part of the Acquired Merchant Portfolio due to their non-compliance with the credit card processing rules. The removal of the merchants is the subject of ongoing litigation discussed in the notes to our financial statements above. Processing and servicing costs decreased by $1,281,466 or 19.2%, from $6,672,141 in the prior period to $5,390,675 for the same reason.

Amortization and depreciation expense for the three months ended June 30, 2023, was $899,831 compared to $903,353 for the three months ended June 30, 2022, a decrease of $3,522 or 0.4%, thus fairly consistent between periods. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Depreciation expense for our Cryptocurrency Mining segment for the three months ended June 30, 2023 was $799,716 compared to $702,494 for the three months ended June 30, 2022, an increase of $97,222 or 13.8% due to depreciating more bitcoin mining equipment in the current period.

Salary and wage expense for the three months ended June 30, 2023, was $692,480 compared to $622,914 for the three months ended June 30, 2022, an increase of $69,566 or 11.2%. Salary and wage expenses have increased due to an increase in salary and bonuses paid to our officers during the 2023 period.

Professional fees for the three months ended June 30, 2023, were $219,782 compared to $294,747 for the three months ended June 30, 2023, a decrease of $74,965 or 25.4%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to less litigation-related legal expenses during the 2023 period.

General and administrative expenses for the three months ended June 30, 2023 was $973,264 compared to $1,007,908 for the three months ended June 30, 2022, a decrease of $34,644 or 3.4%, remaining fairly consistent over time.

For the three months ended June 30, 2023, we had total other income of $42,193 from a realized gain of $48,683 on the sale of cryptocurrency and an unrealized loss on investment of $6,490, compared to other income of $393,168 for the three months ended June 30, 2022. In the prior period we recognized a gain of $393,158 from the reversal of a liability associated with a prior adverse judgement on appeal.

For the three months ended June 30, 2023, we had $1,725 of net income attributed to the non-controlling interest of Cuentas SDI, LLC, due to the acquisition of 80.01% interest of the entity during the current period.

Our net loss for the three months ended June 30, 2023, after the reduction for minority interest, was $587,818 compared to $1,437,954 for the three months ended June 30, 2023. This was an increase in our net loss of $850,136 for the reasons discussed above.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023, we had total revenue of $14,966,601 compared to $17,158,894 of revenue for the six months ended June 30, 2022, a decrease of $2,118,679 or 13.1%. We earned $14,108,719 in transaction and processing fees, $47,283 in merchant equipment rental and sales, $148,873 in other revenue from monthly recurring subscriptions, $304,290 of other revenue from the Cryptocurrency Mining segment and $357,436 of revenue from the sale of digital products during the six months ended June 30, 2023, compared to $16,227,398 in transaction and processing fees, $35,342 in merchant equipment rental and sales, $423,848 in other revenue from monthly recurring subscriptions and $472,306 of other revenue from the Cryptocurrency Mining segment during the six months June 30, 2022. The decrease in revenue was a result of a decrease in the amount of fees earned from merchant processing transactions compared to the prior year primarily due to the removal and termination of service of approximately 700 merchants that were part of the Acquired Merchant Portfolio due to their non-compliance with the credit card processing rules. The removal of the merchants is the subject of ongoing litigation discussed in the notes to our financial statements above. Processing and servicing costs decreased by $2,462,169 or 19% from $12,930,278 in the prior period to $10,468,109 for the same reason.

Amortization and depreciation expense for the six months ended June 30, 2023, was $1,799,662 compared to $1,901,943 for the six months ended June 30, 2022, a decrease of $102,943 or 5.4% due to fully depreciating certain assets in the prior year. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Depreciation expense for our cryptocurrency mining segment was $1,599,433 in the current period compared to $1,594,250 in the prior period, an increase of $5,183 or 0.3%, thus fairly consistent between periods.

Salary and wage expense for the six months ended June 30, 2023 was $1,382,832 compared to $1,156,773 for the six months ended June 30, 2022 an increase of $226,059 or 19.5%. Salary and wage expenses have increased due to an increase in salary and bonuses paid to our officers during the 2023 period.

Professional fees for the six months ended June 30, 2023 were $589,126 compared to $619,154 for the six months ended June 30, 2022, a decrease of $30,028 or 4.9%. Professional fees consist mainly of audit and legal fees and the decrease was due to less litigation-related legal expenses during the 2023 period.

General and administrative expenses (“G&A”) for the six months ended June 30, 2023 was $2,161,309 compared to $2,243,225 for the six months ended June 30, 2022, a decrease of $81,916 or 3.7%. Some of our larger G&A expenses included insurance policy expense of $216,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $160,000 from $179,000 in the same period of 2022, marketing and promotion of $58,000 from $183,000 in the same period of 2022, contracted services of $229,000 from $439,000 in the same period of 2022, utilities of $280,00 from $231,000 in the same period of 2022 and computer and internet expense of $350,000 from $277,000 in the same period of 2022.

For the six months ended June 30, 2023, we had total other expense of $171,078 compared to other income $393,179 for the six months ended June 30, 2022. In the current period we had a loss of $279,242 from the sale of cryptocurrency, an unrealized loss on investment of $6,490, and other income of $114,654, compared to other income of $393,179 for the six months ended June 30, 2022. In the prior period we recognized a gain of $393,158 from the reversal of a liability associated with a prior adverse judgement on appeal.

For the six months ended June 30, 2023, we had $1,725 of net income attributed to the non-controlling interest of Cuentas SDI, LLC, due to the acquisition of 80.01% interest of the entity during the current period.

Our net loss for the six months ended June 30, 2023, after the reduction for minority interest, was $3,203,223 compared to $2,893,550 for the six months ended June 30, 2022. We had an increase in our net loss of $309,673 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

For the six months ended June 30, 2023, we received $1,002,249 of cash from operating activities, which included our net loss of $3,204,948 plus our operating lease expense, net of repayment of $8,444 offset by $3,399,095 for amortization and depreciation expense, $132,788 for stock-based compensation, $279,242 from the loss on sale of cryptocurrency and net changes in operating assets and liabilities of $1,254,516.

For the six months ended June 30, 2023, we used net cash of $157,077 in financing activities as a result of a cash overdraft of $8,050 and payments on a note payable of $149,027 and used $1,995,421 in investing activities as a result of the acquisition of property and equipment of $1,145,421 and the purchase of an 80.01% interest in Cuentas SDI, LLC for $850,000.

Liquidity and Capital Resources

At June 30, 2023, the Company had cash of $133,777 and a working capital deficit of $2,136,160. The Company has approximately $5,371,000 of outstanding liabilities.

The Company has reviewed its projected operating cash flows for the remainder of 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) improving transaction volume trends and positive cash flow in the second quarter, and (b) an increase in revenues created from the purchase of Cuentas SDI, LLC in June 2023, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

During the second quarter ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 21, 2023	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)