Form 10-Q
period 2023-09-30
OLB GROUP, INC.
filed 2023-11-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 15,344,077 shares of the issuer’s common stock issued and 15,217,905 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$87,783	$434,026
Accounts receivable, net	2,311,698	1,083,169
Prepaid expenses	833,817	582,125
Other current assets	350,797	1,288,951
Total Current Assets	3,584,095	3,388,271

Other Assets:
Property and equipment, net	6,186,003	7,325,212
Intangible assets, net	17,610,762	20,310,255
Goodwill	8,139,889	6,858,216
Operating lease right-of-use assets	22,062	268,948
Other long-term assets	400,917	502,917
Total Other Assets	32,359,633	35,265,548

TOTAL ASSETS	$35,943,728	$38,653,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,532,769	$513,266
Customer deposits	17,710	—
Accrued expenses	660,467	378,206
Preferred dividend payable (related parties)	387,295	294,384
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Operating lease liability – current portion	17,427	134,318
Note payable – current portion	298,053	298,053
Total Current Liabilities	5,913,721	3,618,227
Long Term Liabilities:
Notes payable, net of current portion	35,836	259,376
Operating lease liability – net of current portion	—	138,439
Total Liabilities	5,949,557	4,016,042

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 and 4,633 shares issued and outstanding at December 31, 2022 and 2021, respectively	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,344,077 and 15,207,714 shares issued, 15,217,905 and 15,081,542 shares outstanding at September 30, 2023 and December 31, 2022, respectively	1,521	1,508
Treasury stock, 126,172 shares issued at September 30, 2023 and December 31, 2022	(109,988)	(109,988)
Additional paid-in capital	68,374,159	68,140,480
Accumulated deficit	(38,402,644)	(33,394,233)
Total stockholders’ equity of The OLB Group and Subsidiaries	29,863,058	34,637,777
Noncontrolling interest	131,113	—
Total Stockholders’ Equity	29,994,171	34,637,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,943,728	$38,653,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Transaction and processing fees	$8,331,185	$5,982,177	$22,439,904	$22,209,575
Merchant equipment rental and sales	21,160	8,417	68,443	43,759
Revenue, net - cryptocurrency mining	95,667	161,249	399,957	633,555
Other revenue from monthly recurring subscriptions	147,068	94,708	295,941	518,556
Digital product revenue	1,099,360	—	1,456,796	—
Total revenue	9,694,440	6,246,551	24,661,041	23,405,445

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	6,446,563	4,679,192	16,914,672	17,609,470
Amortization and depreciation expense	933,053	892,788	2,732,715	2,794,731
Depreciation expense – cryptocurrency mining	877,521	799,716	2,476,954	2,393,966
Salaries and wages	687,456	649,012	2,070,288	1,805,785
Professional fees	707,900	174,472	1,297,026	793,626
General and administrative expenses	1,901,850	753,944	4,063,159	2,997,169
Total operating expenses	11,554,343	7,949,124	29,554,814	28,394,747

Loss from operations	(1,859,903)	(1,702,573)	(4,893,773)	(4,989,302)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	—	—	(279,242)	—
Unrealized loss on investment	(24,947)	—	(31,437)	—
Other income (expense)	—	(9,989)	114,654	383,190
Total other income (expense)	(24,947)	(9,989)	(196,025)	383,190

Net loss before income taxes	(1,884,850)	(1,712,562)	(5,089,798)	(4,606,112)

Income tax expense	—	—	—	—

Net loss	(1,884,850)	(1,712,562)	(5,089,798)	(4,606,112)
Net loss attributed to noncontrolling interest	83,112	—	81,387	—
Net loss attributed to The OLB Group and Subsidiaries	(1,801,738)	(1,712,562)	(5,008,411)	(4,606,112)

Preferred dividends (related parties)	(31,311)	(142,079)	(92,911)	(421,603)

Net Loss Applicable to Common Shareholders	$(1,833,049)	$(1,854,641)	$(5,101,322)	$(5,027,715)

Net loss per common share, basic and diluted	$(0.12)	$(0.13)	$(0.34)	$(0.34)

Weighted average shares outstanding, basic and diluted	15,148,208	14,702,804	15,148,208	14,639,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2022	1,021	$10	15,081,542	$1,508	$68,140,480	$(109,988)	$(33,394,233)	$—	$34,637,777
Common stock issued for director services	—	—	136,363	13	164,985	—	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock based compensation					132,788			—	132,788
Net loss	—	—	—	—	—	—	(2,615,405)	—	(2,615,405)
Balance at March 31, 2023	1,021	10	15,217,905	1,521	68,407,623	(109,988)	(36,009,638)	—	32,289,528
Preferred stock dividends	—	—	—	—	(30,970)	—	—	—	(30,970)
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Net income (loss)	—	—	—	—	—	—	(591,268)	1,725	(589,543)
Balance at June 30, 2023	1,021	10	15,217,905	1,521	68,376,653	(109,988)	(36,600,906)	214,225	31,881,515
Preferred stock dividends	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock based compensation	—	—	—	—	28,817	—		—	28,817
Net loss	—	—	—	—	—	—	(1,801,738)	(83,112)	(1,884,850)
Balance at September 30, 2023	1,021	$10	15,217,905	$1,521	$68,374,159	$(109,988)	$(38,402,644)	$131,113	$29,994,171

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance at December 31, 2021	4,633	$46	11,984,396	$1,197	$67,810,922	$(25,606,964)	$42,205,201
Stock based compensation	—	—	—	—	70,833	—	70,833
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—
Preferred stock dividends (Revised)	—	—	—	—	(138,990)	—	(138,990)
Net loss	—	—	—	—	—	(1,455,596)	(1,455,596)
Balance at March 31, 2022 (Revised)	4,633	46	14,702,804	1,469	67,742,493	(27,062,560)	40,681,448
Stock based compensation	—	—	—	—	71,693	—	71,693
Preferred stock dividends (Revised)	—	—	—	—	(138,990)	—	(138,990)
Net loss	—	—	—	—	—	(1,437,954)	(1,437,954)
Balance at June 30, 2022 (Revised)	4,633	46	14,702,804	1,469	67,675,196	(28,500,514)	39,176,197
Stock based compensation	—	—	—	—	70,693	—	70,693
Preferred stock dividends (Revised)	—	—	—	—	(142,079)	—	(142,079)
Net loss	—	—	—	—	—	(1,712,562)	(1,712,562)
Balance at September 30, 2022 (Revised)	4,633	$46	14,702,804	$1,469	$67,603,810	$(30,213,076)	$37,392,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,089,798)	$(4,606,112)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	5,209,669	5,204,443
Stock based compensation	161,605	213,219
Operating lease expense, net of repayment	(8,444)	—
Loss on sale of cryptocurrency	279,242	—
Changes in assets and liabilities:
Accounts receivable	(1,228,529)	25,969
Prepaid expenses and other current assets	407,220	(1,349,516)
Other long-term assets	102,000	(25,032)
Accounts payable	1,735,877	(143,193)
Customer deposits	(28,096)	—
Other accrued liabilities	424,231	(348,288)
Net cash provided by (used in) operating activities	1,964,977	(1,028,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,229,630)	(777,140)
Purchase of 80.01% interest in Cuentas SDI, LLC	(850,000)	—
Net cash used in investing activities	(2,079,630)	(777,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft acquired in acquisition	(8,050)	—
Proceeds from note payable	—	875,000
Payments on note payable	(223,540)	(243,058)
Net cash (used in) provided by financing activities	(231,590)	631,942

Net change in cash	(346,243)	(1,173,708)
Cash – beginning of period	434,026	3,470,339
Cash – end of period	$87,783	$2,296,631

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$164,998	$—
Preferred stock dividends	$92,911	$420,059
Cancellation of operating leases	$174,090	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

September 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2023 and not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable represents the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

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

	Impact of correction of error - quarter			Impact of correction of error - year to date
	As Previously			As Previously
Quarter ended September 30, 2022	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Net Loss	$(1,712,562)	$—	$(1,712,562)	$(4,606,112)	—	$(4,606,112)
Preferred stock dividends	—	(138,990)	(138,990)	—	$(416,940)	(416,940)
Net loss allocable to common shareholders	$(1,712,562)	$(138,990)	$(1,851,522)	$(4,606,112)	$(416,940)	$(5,02,082)
Loss per share	$(0.12)		$(0.13)	$(0.31)		$(0.34)
Weighted average common shares outstanding	14,702,804		14,702,804	14,607,209		14,607,209

Statement of Cash Flows	As Previously		As
Nine Months Ended September 30, 2022	Reported	Adjustments	Revised
Supplemental non-cash disclosure:
Preferred stock dividends	$—	$(416,940)	$(416,940)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2023 and December 31, 2022, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and Vice President. The Company has two operating segments as of September 30, 2023 and December 31, 2022. See Note 16, “Segment Information”.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the nine months ended September 30, 2023 and 2022 does not include warrants to acquire 8,563,127 and 8,563,127 shares of common stock, respectively, because of their anti-dilutive effect. The weighted average number of common shares for the nine months ended September 30, 2023 and 2022, does not include 1,254,683 and 774,586 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

Impairment of cryptocurrency assets is tested annually or more frequently if events or circumstances change. At September 30, 2023, the Company had 4.36 Bitcoin and the fair value of the Company’s digital assets was $117,585 based on the price of Bitcoin being $26,969.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at September 30, 2023 and December 31, 2022.

A summary of goodwill as of September 30, 2023, is as follows:

December 31, 2022	$6,858,216
Add: 80.01% acquisition of Cuentas SDI, LLC	1,281,673
September 30, 2023	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, management considers all accounts receivable for our residual payments to be fully collectible and accordingly, no allowance for doubtful accounts is required; however, CrowdPay has a recorded allowance of approximately $38,000 and $38,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Other Current Assets

Other current assets comprised of the following:

	September 30, 2023	December 31, 2022
Cryptocurrency	$123,466	$1,030,183
Investment in cryptocurrency-based fund	218,563	250,000
Other current assets	8,768	8,768
Total	$350,797	$1,288,951

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Transaction and processing fees from wholesale contracts	$7,949,539	$5,316,986	$21,199,677	$20,313,337
Transaction and processing fees from retail contracts	$213,753	$407,556	$806,908	$1,160,928
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	$336,121	$360,760	$797,703	$1,297,625
Cryptocurrency mining revenues	$95,667	$161,249	$399,957	$633,555
Digital product revenue	$1,099,360	$—	$1,456,796	$—
Total revenue from contracts with customers	$9,694,440	$6,246,551	$24,661,041	$23,405,445

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

Monthly recurring subscriptions

The Company generates recurring revenue through monthly subscriptions for software services.  This service is provided based on an agreement with the customer regarding software services.  Performance obligations are promises in a contract to a customer.  In the subscription model, each billing period represents a performance obligation.  The transaction price is the amount of consideration the company expects to receive in exchange for transferring goods or services.  For recurring revenue, this is the subscription fee.  The Company allocates to the performance obligated based on the selling price for the subscription. If the criteria for recognizing revenue over time are met, revenue is recognized over the period of performance.  For subscription and recurring fee, this means recognizing revenue each billing period.

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of September 30, 2023, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2023, the Company had cash of approximately $88,000, accounts receivable of approximately $2,312,000 and bitcoin valued at $123,000, and accounts payable and accrued expenses of approximately $3,193,000. To date, the Company has generated cash flows from issuances of equity and indebtedness.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of:

	September 30, 2023	December 31, 2022
Merchant Portfolios	$2,405,000	$2,405,000
Less accumulated amortization	(2,027,976)	(1,793,333)
Net residual portfolios	$377,024	$611,667

	September 30, 2023	December 31, 2022
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,375,000)	(2,000,000)
Net trade name	$125,000	$500,000

	September 30, 2023	December 31, 2022
Merchant Portfolio	$18,000,000	$18,000,000
Less accumulated amortization	(4,190,476)	(2,476,191)
Net trade name	$13,809,524	$15,523,809

	September 30, 2023	December 31, 2022
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,200,738)	(825,173)
Net mineral rights	$3,299,214	$3,674,779

Total intangible assets, net	$17,610,762	$20,310,255

Amortization expense for the nine months ended September 30, 2023 and 2022 was $2,699,493 and $2,794,731, respectively.

The Company’s merchant portfolios and tradename are being amortized over respective useful lives of 7 and 5 years.

The Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2023	$1,175,426
2024	3,320,234
2025	3,021,424
2026	3,021,424
2027	3,021,424
Thereafter	4,050,830
Total	$17,610,762

The weighted average remaining useful life of amortizing intangible assets was 4.45 years at September 30, 2023.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2023	December 31, 2022
Furniture and Fixtures	$36,471	$36,471
Office Equipment	2,079,857	1,537,321
Computer Software	323,682	182,345
Leasehold Improvements	800,770	113,676
Bitcoin Mining Equipment	9,410,000	9,410,000
Plant and Machinery	409,296	409,296
Total	13,060,076	11,689,109
Less accumulated depreciation	(6,874,073)	(4,363,897)
Property and Equipment, net	$6,186,003	$7,325,212

Depreciation expense

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2,510,176 and $2,409,100, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owns 165.27 units (1.01%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. The investment is locked up for two years and a redemption can be made after the expiration of the lock up period with 90 days written notice. The Fund may, at the discretion of the General Partner, compulsorily redeem all interests if the Net Asset Value of the Fund falls below $1,000,000. During the nine months ended September 30, 2023, the Company recognized an unrealized loss of $31,437.

NOTE 7 — BUSINESS COMBINATIONS

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $850,000.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. Although the accounting is not yet complete, the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. All amounts are considered provisional until a more thorough analysis of the acquisition can be completed. The consolidated income statement for the three and nine months ended September 30, 2023, includes $1,456,796 of revenue and $1,865,776 of expenses of Cuentas SDI, LLC from the date of acquisition (June 15, 2023) through September 30, 2023 for a net loss of $408,980.

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

The allocation of the purchase price and the estimated fair market values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

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

A summary of the status of the Company’s outstanding stock options and changes during the year ended December 31, 2022 and the nine months ended September 30, 2023 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2021	900,655	$0.0001	$2,386,736
Granted	475,000	$0.010	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding December 31, 2022	1,375,655	$0.004
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Options outstanding September 30, 2023	1,375,655	$0.004
Shares exercisable at September 30, 2023	1,254,683	$0.003	$997,988

During the nine months ended September 30, 2023 and 2022 the Company recognized $161,605 and $213,219, respectively, in stock based compensation related to the above mentioned options.

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

A summary of the status of the Company’s outstanding warrants and changes during the year ended December 31, 2022 and the nine months ended September 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001
Outstanding, December 31, 2022	8,563,127	$4.85	3.95
Warrants Exercised	—	$—
Outstanding, September 30, 2023	8,563,127	$4.85	3.20

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

On January 11, 2022, DMINT entered into two leases (the “Leases”) in Bradford, Pennsylvania relating to a combined 10,000 square feet of property located at the Bradford Regional Airport Authority multi-tenant building in Lafayette Township. The Leases are each for a term of five years, ending on the later of the date of occupancy and November 10, 2026. The monthly base rent for “Cell 3”, comprising 4,000 square feet, is $1,667 per month. The monthly base rent for “Cell 4”, comprising 6,000 square feet, is $2,500 per month. The total rent for the entire lease term of the Leases is $250,000 and $8,768 is payable as a security deposit.

On March 29, 2023, DMINT entered into a Surrender and Release Agreement with Bradford Regional Airport Authority relating to the property in Bradford, Pennsylvania whereby DMINT agreed to pay $50,000 in exchange for an early termination of the Leases. March 31, 2023 is the final day DMINT occupied the property and all mining computers have been moved to the Selmer, Tennessee location.

	Balance Sheet Classification	September 30, 2023
Asset
Operating lease asset	Right of use asset	$22,062
Total lease asset		$22,062

Liability
Operating lease liability – current portion	Current operating lease liability	$17,427
Operating lease liability – noncurrent portion	Long-term operating lease liability	—
Total lease liability		$17,427

Lease expense for the three months ended September 30, 2023, was $25,790, which consisted of amortization expense of $24,792 and interest expense of $429. Lease expense for the nine months ended September 30, 2023, was $93,532, which consisted of amortization expense of $65,950 and interest expense of $2,221. The cash paid under operating leases during the nine months ended September 30, 2023, was $76,858.

Lease expense for the three months ended September 30, 2022, was $41,969, which consisted of amortization expense of $37,932 and interest expense of $4,037. Lease expense for the nine months ended September 30, 2022, was $136,953, which consisted of amortization expense of $124,625 and interest expense of $12,328. At September 30, 2023, there is one lease remaining that will terminate in November 2023, unless renewed, which the Company will make payments of approximately $34,800 for, recording interest of approximately $350. The weighted average discount rate used was 5%.

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

Refer to Note 14 for common stock issued to related parties.

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of September 30, 2023 and December 31, 2022 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 31, 2022, the Company granted 41,322 shares of common stock to Alina Dulimof, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the nine months ended September 30, 2023.

On December 31, 2022, the Company granted 41,322 shares of common stock to Amir Sternhell, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the nine months ended September 30, 2023.

On December 31, 2022, the Company granted 53,719 shares of common stock to Ehud Ernst, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $65,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the nine months ended September 30, 2023.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023.

During the nine months ended September 30, 2023, the Company accrued $92,911 for dividends on the Series A preferred stock held by Mr. Yakov. As of September 30, 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $387,295.

Refer to Note 9 for options to purchase shares of common stock issued to related parties.

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

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended September 30, 2023 and 2022.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2023	2022	2023	2022
Reportable segment revenue:
Revenue, net – cryptocurrency mining segment	$95,667	$161,249	$399,957	$633,555
Fintech services revenue	9,598,773	6,085,302	24,261,084	22,771,890
Total segment and consolidated revenue	9,694,440	6,246,551	24,661,041	23,405,445

Operating Expenses
Cryptocurrency mining segment	(1,688,665)	(1,227,342)	(4,235,816)	(3,563,305)
Fintech services	(6,446,563)	(4,679,192)	(16,914,672)	(17,609,470)
General and administrative expenses	(3,419,115)	(2,402,590)	(8,404,326)	(7,221,792)
Total operating expenses	(11,554,343)	(7,949,124)	(29,554,814)	(28,394,747)

Total other (expense) income	(24,947)	(9,989)	(196,025)	383,190

Net Loss	$(1,884,850)	$(1,712,562)	$(5,089,798)	$(4,606,112)

	September 30, 2023	December 31, 2022
Total Assets:
Cryptocurrency mining segment	$6,799,902	$9,376,078
Fintech services	29,143,826	29,277,741
	$35,943,728	$38,653,819

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

On July 23, 2021, we formed DMINT, Inc., a wholly-owned subsidiary (“DMINT”) to operate in the cryptocurrency mining industry. DMINT has initiated the first phase of the Bitcoin mining operation by placing purchase orders for data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin. The first lot of equipment is being used to establish a proof of concept before DMINT expands the number of computers in operation. As of September 30, 2023, DMint has purchased 1,000 computers, of which all computers have been delivered with 250 online and mining for Bitcoin at the Company’s building in Selmer, Tennessee. As configured, it is expected that the computers purchased will have a combined computing power of approximately 100 petahash per second.

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.  However, on July 18, 2022, the Company notified the Seller of certain breaches of contract relating to, among other things, representations made by Seller in the Agreement, for which it will seek a reduction or cancellation of the final payment and a potential reduction in the overall purchase price. The matter is currently in litigation.

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

On June 15, 2023, the Company acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (“SDI”). SDI will enable the Company to focus on marketing to the underbanked communities utilizing the SDI debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the SDI merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

For the three months ended September 30, 2023, we had total revenue of $9,694,440 compared to $6,246,551 of revenue for the three months ended September 30, 2022, an increase of $2,349,008 or 39.3%. We earned $8,331,185 in transaction and processing fees, $21,160 in merchant equipment rental and sales, $147,068 in other revenue from monthly recurring subscriptions, $95,667 of revenue from the Cryptocurrency Mining segment and $1,099,360 of revenue from the sale of digital products. For the three months ended September 30, 2022, we earned $5,982,177 in transaction and processing fees, $8,417 in merchant equipment rental and sales, $94,708 in other revenue from monthly recurring subscriptions and $161,249 of other revenue from the Cryptocurrency Mining segment. The increase in revenue was a result of the increase in the amount of fees earned from a greater number of merchant processing transactions compared to the prior year and the addition of the digital product revenue. Processing and servicing costs increased by $1,767,371 or 37.8%, from $4,679,192 in the prior period to $6,449,563.

Amortization and depreciation expense for the three months ended September 30, 2023, was $899,831 compared to $892,788 for the three months ended September 30, 2022, an increase of $7,043 or 0.8%, thus fairly consistent between periods. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Depreciation expense for our Cryptocurrency Mining segment for the three months ended September 30, 2023 was $910,743 compared to $799,716 for the three months ended September 30, 2022, an increase of $111,027 or 13.9% due to depreciating more bitcoin mining equipment in the current period.

Salary and wage expense for the three months ended September 30, 2023, was $687,456 compared to $649,012 for the three months ended September 30, 2022, an increase of $38,444 or 5.9%. Salary and wage expenses have increased due to an increase in salary and bonuses paid to our officers during the 2023 period.

Professional fees for the three months ended September 30, 2023, were $707 900 compared to $174,472 for the three months ended September 30, 2022, an increase of $533,424 or 305.7%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal expenses relating to the preparation of a spin-off of DMINT during the 2023 period.

General and administrative expenses for the three months ended September 30, 2023, was $1,901,850 compared to $753,944 for the three months ended September 30, 2022, an increase of $1,147,906 or 152.3%. Some of our larger G&A expenses included insurance policy expense of $109,000 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, bank and credit card charges of $336,000, contracted services of $299,000 from $45,000 in the same period of 2022 and utilities of $228,00 from $175,000 in the same period of 2022.

For the three months ended September 30, 2023, we had total other expense of $24,974 from an unrealized loss on investment, compared to total other expense of $9,989 for the three months ended September 30, 2022.

For the three months ended September 30, 2023, we had $83,112 of net loss attributed to the non-controlling interest of Cuentas SDI, LLC, due to the acquisition of 80.01% interest of the entity during the quarter ended June 30, 2023.

Our net loss for the three months ended September 30, 2023, after the reduction for minority interest, was $1,801,738 compared to $1,712,562 for the three months ended September 30, 2023. This was an increase in our net loss of $89,176 for the reasons discussed above.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, we had total revenue of $24,661,041 compared to $23,405,445 of revenue for the nine months ended September 30, 2022, an increase of $230,329 or 1%. We earned $22,439,904 in transaction and processing fees, $68,443 in merchant equipment rental and sales, $295,941 in other revenue from monthly recurring subscriptions, $399,957 of other revenue from the Cryptocurrency Mining segment and $1,456,796 of revenue from the sale of digital products during the nine months ended September 30, 2023, compared to  $22,209,575 in transaction and processing fees, $43,759 in merchant equipment rental and sales, $518,556 in other revenue from monthly recurring subscriptions and $633,555 of other revenue from the Cryptocurrency Mining segment during the nine months ended September 30, 2022. The increase in revenue was a result of the increase in the amount of fees earned from a greater number of merchant processing transactions compared to the prior year and the addition of the digital product revenue.

Amortization and depreciation expense for the nine months ended September 30, 2023, was $2,699,496 compared to $2,794,731 for the nine months ended September 30, 2022, a decrease of $694,798 or 3.9% due to fully depreciating certain assets in the prior year. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Depreciation expense for our cryptocurrency mining segment was $2,510,176 in the current period compared to $2,393,966 in the prior period, an increase of $116,210 or 4.9%, thus fairly consistent between periods.

Salary and wage expense for the nine months ended September 30, 2023 was $2,070,288 compared to $1,805,785 for the nine months ended September 30, 2022 an increase of $264,503 or 14.6%. Salary and wage expenses have increased due to an increase in salary and bonuses paid to our officers during the 2023 period.

Professional fees for the nine months ended September 30, 2023 were $1,297,026 compared to $793,626 for the nine months ended September 30, 2022, an increase of $503,400 or 63.4%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal fees related to the preparation of the spin-off of DMINT during the 2023 period.

General and administrative expenses (“G&A”) for the nine months ended September 30, 2023 was $4,063,159 compared to $2,997,169 for the nine months ended September 30, 2022, an increase of $1,065,990 or 35.6%. Some of our larger G&A expenses included insurance policy expense of $333,400 as a result of the cost to insure the cryptocurrency mining machines and the increase in the size of the Company’s business, travel of $130,000 from $250,000 in the same period of 2022, marketing and promotion of $88,000 from $180,000 in the same period of 2022, contracted services of $624,000 from $511,000 in the same period of 2022, utilities of $510,00 from $406,000 in the same period of 2022 and computer and internet expense of $670,000 from $515,000 in the same period of 2022.

For the nine months ended September 30, 2023, we had total other expense of $196,025 compared to other income $383,190 for the nine months ended September 30, 2022. In the current period we had a loss of $279,242 from the sale of cryptocurrency, an unrealized loss on investment of $31,437, and other income of $114,654, compared to other income of $383,190 for the nine months ended September 30, 2022. In the prior period we recognized a gain of $383,190 from the reversal of a liability associated with a prior adverse judgement on appeal.

For the nine months ended September 30, 2023, we had $81,387 of net loss attributed to the non-controlling interest of Cuentas SDI, LLC, due to the acquisition of 80.01% interest of the entity during the quarter ended June 30, 2023.

Our net loss for the nine months ended September 30, 2023, after the reduction for minority interest, was $5,008,411 compared to $4,606,112 for the nine months ended September 30, 2022. We had an increase in our net loss of $402,299 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

For the nine months ended September 30, 2023, we received $1,964,977 of cash from operating activities, which included our net loss of $5,089,798 plus our operating lease expense, net of repayment of $8,444 offset by $5,209,669 for amortization and depreciation expense, $161,605 for stock-based compensation, $279,242 from the loss on sale of cryptocurrency and net changes in operating assets and liabilities of $1,412,703.

For the nine months ended September 30, 2023, we used net cash of $231,590 in financing activities as a result of a cash overdraft obtained in an acquisition of $8,050 and payments on a note payable of $223,540 and used $2,079,630 in investing activities as a result of the acquisition of property and equipment of $1,229,630 and the purchase of an 80.01% interest in Cuentas SDI, LLC for $850,000.

Liquidity and Capital Resources

At September 30, 2023, the Company had cash of $87,783, $123,466 of bitcoins and a working capital deficit of $2,329,626. The Company has approximately $5,899,000 of outstanding liabilities.

The Company has reviewed its projected operating cash flows for the remainder of 2023 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. As a result of (a) continued improving transaction volume trends and positive cash flow in the third quarter, and (b) an increase in revenues created from the purchase of Cuentas SDI, LLC in June 2023, the Company believes it has and will continue to have sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

During the third quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 14, 2023	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)