Form 10-K
period 2023-12-31
OLB GROUP, INC.
filed 2024-04-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $18,787,789 based on 9,656,911 non affiliate shares outstanding at $0.91 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 8, 2024, there were 18,092,883 shares of the issuer’s common stock outstanding.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”). The LLC’s owns the platform of Black011.com and the network serving over 31,000 convenience stores (“Bodegas”) in and around New York and New Jersey.

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

OLBit and DMINT

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business. OLBit had been in the process of applying for money transmission licenses in all 50 states along with New York Bitlicense. Around June 2023, it was decided to delay the process of applying for licenses in order to have a greater focus of financial and management resources on the Company’s payment processing business and DMINT’s Bitcoin mining business.

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry. DMINT initiated the first phase of the Bitcoin mining operation by establishing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Bradford, Pennsylvania. As of December 31, 2023, DMINT had 400 computers online and mining for Bitcoin. It has six data centers located in Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, TN location because of the lower cost of operations in the location.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000.00. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines. The Company plans to complete the buildout of the building to be fully operational with 5,000 machines in 2024 following a spin-off of DMINT into a standalone entity which is currently in process.

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

We believe that our wholly-owned subsidiaries combine to create an ecosystem where each subsidiary benefits the other. Starting with the services provided by eVance, we enable each of our products and platforms to communicate with each other and create an ecosystem among our products and, potentially, third-party products. These services are provided to other subsidiaries such as Black011, the bodega distribution subsidiary.

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

Competitive Advantages

We believe that our platform of services will provide the following key advantages.

●	Time to Market — we can create a customized website for retailers within days and have it fully operational in less than 2 weeks. During 2022 and 2023, we did not develop any new retailer websites but continue to offer the service.

●	Cost — we believe that we are the only content service provider that does not charge a setup fee.

●	Flexibility — our platform has the flexibility to provide customized solutions for partners.

●	Pricing — we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing — we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

●	We can assist existing “brick & mortar” businesses that have inventory and fulfilment capability but do not wish to create and maintain an e-commerce website and infrastructure to sell their products.

●	We can provide a platform for early-stage companies looking for an effective and less costly way to raise capital.

Risks Associated with our Business

Our business and ability to execute our business strategy are subject to a number of risks of which you should be aware before you decide to buy our securities. In particular, you should consider the following risks, which are discussed more fully in the section entitled “Risk Factors” in this Annual Report:

●	We operate in a regulatory environment that is evolving and uncertain and any changes to regulations could have a material impact on our business and financial condition;

●	We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, trade secrets, copyrights and trademarks to protect our intellectual property and competitive advantage, all of which offer only limited protection meaning that we may be unable to maintain and protect our intellectual property rights and proprietary information or prevent third-parties from making unauthorized use of our technology;

●	Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants;

●	While we believe that we have sufficient capital to continue operations for a period of at least twelve months from the date of this Annual Report, if there are unanticipated expenses, insufficient cash from operations, we may require additional capital to continue our operations that may not be available or, if available, may not be available on reasonable terms;

●	We are substantially dependent on our eVance business for revenue. If we are unable to maintain our eVance business for any reason (including the various reasons described in the risk factors herein) or for no reason, it will have a material adverse effect on our company;

●	Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services;

●	The properties included in our mining network may experience damages;

●	Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations;

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities;

●	It may be illegal in the future, to acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

●	Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations; and

●	If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business may be adversely affected.

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

Employees

As of December 31, 2023, we had six key employees as part of our overall staff of 26 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are primarily located in Georgia. In addition, we have operations in India where we retain 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware on November 18, 2004, for the purpose of merging with OLB.com, Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware. In April 2018, we completed an acquisition of substantially all of the assets of Excel Corporation and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (such assets are the foundation of our eVance business). In connection with the Asset Acquisition, in May 2018, we entered into share exchange agreements with CrowdPay and OmniSoft, affiliate companies owned by Mr. Yakov and John Herzog, an affiliate of our company, pursuant to which each of CrowdPay and OmniSoft became wholly owned subsidiaries of our company.

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

We have limited cash resources and operating losses throughout our history. As of December 31, 2023 we had a working capital deficit of $5,413,927 and a net loss of $23,273,939. Our cash flow provided by operating activities for the year ended December 31, 2023 was $2,046,922. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report, which conclusion would not have been possible without close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

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

Historically, substantially all of our revenue has been generated from our eVance business, though we did begin generating revenue from our OmniSoft business during the second half of 2019. In addition, the launch of our Bitcoin Mining business in 2021 has started to generate revenue in 2021 and 2022. While we expect to continue to build out our OmniSoft software business and to rely more heavily on individualized merchant services offerings and to generate revenue and to transition away from such significant reliance on our eVance business, there is no guarantee that we will be able to do so. Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

The financial services and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. If our customers make fewer sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

Adverse economic trends will and may continue to accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

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

or

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

DMINT and OLBit

Bitcoin Mining Risks

We have an evolving business model.

Cryptocurrencies and blockchain technologies are relatively new and highly speculative. Bitcoin and blockchain technologies have limited history, and their risks cannot be fully known at this time. As Bitcoin assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve.  In order to stay current with the industry, our business model may need to evolve as well.  From time to time, we may modify aspects of our business model relating to our product mix and service offerings.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

We may not be able to compete with other companies, some of which have greater resources and experience.

We may not be able to compete successfully against present or future competitors.  We do not have the resources to compete with larger providers of similar services at this time.  The Bitcoin mining industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do.  With the limited resources we have available, we may experience great difficulties in building our network of computers and creating an exchange.  Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to expand our business.  This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

The properties included in our mining network may experience damages.

Our Bitcoin mining operation in Tennessee is, and any future mining farms we establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

Governments may in the future curtail or outlaw the mining, acquisition, use, trading or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject Bitcoin mining companies to additional regulation. The effect of any future regulatory change on our business or any Bitcoin mining operation that may impact our business is impossible to predict, but such change could be substantial and may have a material adverse effect on our business, prospects and operations.

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

Acceptance and/or widespread use of Bitcoin is uncertain.

Currently, there is a relatively small use of Bitcoin and/or other cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison there is relatively large use by speculators, which contributes to price volatility.

The relative lack of acceptance of Bitcoin in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to pursue this business segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account.

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

Bitcoin inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in Bitcoin codes may be exposed by malicious actors. Bitcoin are held in software wallets, which may be subject to cyberattacks.  Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information.  Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred.  If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains control of more than 50% of the processing power on a distributed ledger network, such actor or botnet could manipulate the network to adversely affect the associated cryptocurrency and its users. If a malicious actor or botnet obtains a majority of the processing power dedicated to mining of Bitcoin, it may be able to alter the distributed ledger network on which transactions of Bitcoin reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all.

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

Although currently Bitcoin and other cryptocurrencies, the blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940, as amended, or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (“CFTC”), the Internal Revenue Service (“IRS”), Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC and CFTC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrencies may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions, unless another exemption is available, including transacting in Bitcoin amongst owners and require registration of trading platforms as “exchanges”. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations in this business segment or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

Lack of liquid markets, and possible manipulation of blockchain/Bitcoin-based assets may adversely affect us.

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

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of Bitcoin as property for tax purposes (in the context of when such Bitcoin are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

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

Competitive conditions within the Bitcoin mining industry require that we use sophisticated technology in the operation of our future Bitcoin mining business segment. We plan to utilize third-party software applications in our mining operations. Further, some of our operations may be conducted through collaboration with software providers.  The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards.  New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we plan to utilize, and we may have to manage transitions to these new technologies to remain competitive.  We may not be successful, generally or relative to our competitors in the Bitcoin mining industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience the system interruptions and failures discussed above. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

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

There has been a very limited public market for our common stock. We cannot assure you that an active trading market for our common stock will develop, or if it does develop, that will be maintained. You may not be able to sell your securities quickly or at the market price if trading in our securities is not active. In the absence of a public trading market:

●	you may not be able to liquidate your investment in our securities; and

●	the market price of our common stock may experience more price volatility.

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

As of April 8, 2024, there are 8,563,127 warrants to purchase shares of our common stock outstanding (with a weighted average exercise price of $5.02) and 2,362,321 outstanding options to purchase shares of common stock (with a weighted average exercise price of $0.0064). If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of April 8, 2024, Ronny Yakov, our chief executive officer, owned or controlled approximately 32.65% of our outstanding voting stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Further, he may make decisions that are adverse to your interests.

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

Risks Related to Public Companies

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum stock price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum stock price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

On May 16, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, for a period of 30 consecutive business days, we failed to maintain a minimum closing bid price of $1.00 as required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until November 13, 2023, to regain compliance. On November 14, 2023, the Company received a letter (the “Extension Notice”) from Nasdaq notifying the Company that it had been granted an additional 180-day period, or until May 13, 2024, to regain compliance with Nasdaq Listing Rule 5550(b)(1).

On March 20, 2024, the board of directors approved a reverse stock split in the amount of 1 for 10 shares and recommended that the shareholders approve the reverse stock split in the same amount at a meeting of the shareholders to be held on April 26, 2024. The purpose of the reverse stock split is to have the shares of common stock trade in excess of $1.00 per share so that the company will be in compliance with the NASDAQ minimum share price requirement. There can be no assurance that the stock price, after the reverse stock split, if approved by the shareholders, will continue to trade above $1.00 per share. Furthermore, there can be no assurances that the stock price after the one for 10 reverse stock split will not trade below the amount equal to 10 times these stock price per share on the date of the reverse stock split.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into our overall risk management systems, as overseen by our Board, primarily through its Audit Committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. We conduct risk assessments of certain third-party providers before engagement and have established monitoring procedures in an effort to assess and mitigate potential data security exposures originating from third parties. We from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing our risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

Governance

Board of Directors

The Audit Committee of our Board oversees, among other things, the adequacy and effectiveness of our internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our disclosure controls and procedures. Further, our management team reports on cybersecurity matters, including material risks and threats, to the Audit Committee. Our management team also provides updates annually or more frequently as appropriate to the full Board.

Management

Under the oversight of the Audit Committee, and as directed by our Chief Executive Officer, the Company’s Systems Application Manager, is primarily responsible for the assessment and management of material cybersecurity risks and the Company’s annual security audits to meet the payment industry expectations. Our management team holds a regular cybersecurity and business continuity reviews to evaluate data security exposures, control effectiveness and necessary remediation actions. The Systems Application Manager is also supported by a third-party information technology consulting services provider who helps oversee our information technology systems and provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.

Our Systems Application Manager oversees our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. Our Systems Application Manager also coordinates with our legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. Our management team is informed about the effectiveness of the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes.

Our Audit Committee is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. Our Systems Application Manager, or a delegate, informs the Chief Executive Officer of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The CEO also notifies the audit committee chair of any material cybersecurity incidents.

As of the date of this Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor included in the section entitled “Item 1A. Risk Factors” in this Report.

Item 2. Property

For our corporate headquarters we currently rent shared office space at 1120 Avenue of the Americas, 4th Floor, New York, New York which can be 150 square feet. The monthly services fee is $2,765.00 with a communications fee of $100 per month. Per the terms of the Agreement, the fees for the first and 13thmonth of the term (if extended beyond the initial term) shall be waived. The initial term of the Agreement is for one year, commenced on September 1, 2022 and on August 31, 2023 the term automatically extended on a month-to-month basis and will continue to automatically extend monthly if the Company does not provide at least 60 days prior notice.

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

Item 3. Legal Proceedings

The Company is engaged ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio whereby the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio and FFS is claiming to be paid the full purchase price of the Acquired Merchant Portfolio,. In addition, in connection with the litigation with FFS, the Company has also made a claim against Clear Fork Bank (the “Bank”), the payment processing bank for the Acquired Merchant Portfolio, for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. However, the damages claimed have been materially reduced over time due to account balancing which was not completed at the time of the counterclaim.

Other than discussed above, there are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

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

At April [*], 2024 there were approximately 365 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2023 and 2023 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT has purchased 1,000 computers. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At December 31, 2023, DMINT had mined 31.06 Bitcoin.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For the year ended December 31, 2023, we had total revenue of $30,571,637 compared to $30,368,979 of revenue for the year ended December 31, 2022, an increase of $202,658 or 0.1%. We earned $27,096,245 in transaction and processing fees, $89,532 in merchant equipment sales, $312,565 in revenue from monthly recurring subscriptions, $538,718 of revenue from the Bitcoin Mining segment, and $2,534,577 of digital product revenue; compared to $28,950,785 in transaction and processing fees, $64,900 in merchant equipment sales, $627,1115 in revenue from monthly recurring subscriptions and $726,179 of revenue from the Bitcoin Mining Segment. We had a decrease of revenue for our transaction and processing fees of $1,854,540, a decrease of $187,461 of bitcoin mining revenue and a decrease of $314,550 from the monthly recurring subscriptions. These decreases were offset with an increase in our digital product revenue of $2,534,577. Transaction and processing revenue decreased due to a decrease in the in merchants and volume processed. Bitcoin revenue decreased due to the price of bitcoin dropping in 2023 compared to 2022. Monthly recurring subscription revenue decreased due to less subscriptions.

For the year ended December 31, 2023, we had processing and servicing costs of $21,181,499 compared to $23,152,397 of processing and servicing costs for the year ended December 31, 2022, a decrease of $1,970,898 or 8.5%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization and depreciation expense for the year ended December 31, 2023 was $4,172,117 compared to $3,664,488 for the year ended December 31, 2022, an increase of $507,629 or 13.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. Our amortization expense for the year ended December 31, 2023, was higher due to a onetime adjustment.

Depreciation expense for our Bitcoin Mining Segment was $2,560,015 for the year ended December 31, 2023 compared to $3,193,683 for the year ended December 31, 2022, a decrease of $633,668 or 19.8%.  The majority of the decrease was due to reclassing items to construction in process and not deprecating miners until the construction on the Selmer, TN building is completed.

Salary and wage expense for the year ended December 31, 2023 was $3,817,508 compared to $3,073,598 for the year ended December 31, 2022, an increase of $743,910 or 24.2%. The increase is due to an increase in staff from the Cuentas SDI acquisition and also accrued bonus expense.

Professional fees for the year ended December 31, 2023 were $2,336,785 compared to $964,541 for the year ended December 31, 2022, an increase of $1,372,244 or 142%. Professional fees consist mainly of audit and legal fees. The increase in the current period is due to an increase in legal fees of approximately $1,333,600 and auditor expenses of approximately $45,800. Our increase in legal fees can be attributed to the ongoing litigation relating to the FFS Acquired Merchant Portfolio. Our increase in audit fees is primarily due to the stand-alone audit of our DMINT subsidiary in connection with the planned spin-off of the entity.

General and Administrative (“G&A”) expense for the year ended December 31, 2023, was $7,078,947 compared to $4,490,731 for the year ended December 31, 2022, an increase of $2,588,216 or 57.6%. Some of our larger G&A expenses include insurance policy expense of $404,400 from $319,500 in the prior year. Insurance expense has increased as a result of the cost to insure the Bitcoin mining machines and the increase in the size of the Company’s business. We had credit card processing and bank fees of $1,137,000 from $39,000 in the prior year, contracted services of $913,000 from $656,000 in the prior year, utilities of $679,500 from $565,000 in the prior year and computer and internet expense of $933,700 from $730,000 in the prior year. We also had an increase in stock-based compensation of $104,000 for stock option expense.

For the year ended December 31, 2023, we had total impairment expense of $12,902,787. $12,642,857 was for the write down of the Acquired Merchant Portfolio. There was also an impairment of $259,931 related to the Bitcoin miners owned by DMINT.

For the year ended December 31, 2023, we recognized a realized gain from the sale of bitcoin of $288,584 and an unrealized gain on investment of $23,662. We also had other income of $40,320 and interest expense of $148,483. In the prior year we had other income of $383,190.

Our net loss for year ended December 31, 2023, was $23,273,939 compared to $7,787,269 for year ended December 31, 2022. We had an increase in our net loss of $15,486,670 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

For the year ended December 31, 2023, we received $2,046,922 of cash in operating activities, which included our net loss offset by $6,732,132 for amortization and depreciation expense, $727,758 for stock-based compensation, impairment expense of $12,902,788, a realized gain of $288,584 from the sale of bitcoin of $288,584 and an unrealized gain on investment of $23,662 and net changes in operating assets and liabilities of $5,274,238.

For the year ended December 31, 2022, we used $1,921,318 of cash in operating activities, which included our net loss offset by $6,858,171 for amortization and depreciation expense, $624,683 for stock-based compensation, stock to be issued for services of $164,999 and net changes in operating assets and liabilities of ($1,781,965).

For the year ended December 31, 2023, we used $2,080,113 of cash used for investing activities. We used $1,225,148 for property and equipment, $4,965 for purchase of intangible assets and $850,000 the purchase of an 80.01% interest in Cuentas SDI, LLC.

For the year ended December 31, 2022, we used $1,562,361 of cash used for investing activities to acquire property and equipment.

For the year ended December 31, 2023, we used net cash of $221,829 in financing activities as a result of a cash overdraft obtained in an acquisition of $8,050 and payments on a note payable of $226,457 along with $12,678 in advances from related parties.

For the year ended December 31, 2022, we received net cash of $447,429 from financing activities. We received a loan payable of $875,000, of which we repaid $317,571 and used $110,000 in cash for the acquisition of treasury stock

Liquidity and Capital Resources

At December 31, 2023, the Company had cash of $179,006 and negative working capital of $5,413,927.

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

The Company has reviewed its cash flow activity during 2023 and projected cash flow forecast for 2024 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. As a result of (a) the improved transaction volume trends the Company experienced during 2022 and 2023, (b) the increase in the number of merchants after the acquisitions of several portfolios during 2021 and 2023, and (c) the funds received from the capital raises and PPP Loan, as discussed above, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report.

Significant Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our significant accounting policies and recently adopting and issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to The OLB Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The OLB Group, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation (Note 9)

During the year ended December 31, 2023, the Company was to grant stock options to their CEO, Ronny Yakov, to purchase 200,000 shares of common stock pursuant to the terms of his employment agreement, however, there were delays that resulted in the options being issued and then exercised subsequent to December 31, 2023. As a result of the delay, the Company failed to initially capture the option grant in their books. Upon discovery of this oversight the Company used the Black Scholes Merton option pricing model to calculate the grant date fair value of the aware which required a number of inputs based on management’s estimates.

In order to audit the grant date fair value for Mr. Yakov’s option grant we had to review the specific terms of the award and had to review the Company’s calculation of fair value and determine the reasonableness of each input into the calculation, which included a determination of the grant date, along with estimates of expected life and volatility.

Also during our audit we had to test the reasonableness of the stock-based compensation recorded by the Company and noted that in addition to the value captured for Mr. Yakov’s options it included amounts the Company had to capture related to options granted in prior years due to compensation expense being recognized over service periods and/or based on the expected timing of a performance, market, or service condition being met. To audit this amount we had to obtain support for options issued as far back as 2018 and review the terms and valuations of all grants.

Accordingly, testing the Company’s stock-based compensation was challenging, time consuming, and there was subjectivity involved with complex auditor judgment due to the estimates that had to be tested, all of which resulted in significant audit effort. As a result of our audit procedures adjustments were recorded to ensure recorded equity and expense amounts were reasonable.

Business Combination (Note 7)

During the year ended December 31, 2023, the Company entered into a Membership Interest Purchase Agreement that was accounted as a business combination under ASC 805 which required the Company to determine the fair market value of assets acquired, liabilities assumed, and the non-controlling interest.

As this disclosure was considered material to the financial statements, we identified a risk of material misstatement related to this transaction. In order to audit the Company’s business combination, we reviewed managements analysis of the transaction, obtained an understanding of all aspects of the transaction, and completed our own detailed analysis of the accounting literature governing business combinations to ensure the accounting treatment was reasonable. We also reviewed the reasonableness of the fair value estimates for all recorded amounts.

Due to the extensive analysis of the transaction as well as the judgment and subjectivity that was involved in applying audit procedures there was significant audit effort required to ensure the transaction was properly accounted for.

Bitcoin Mining Transactions (Note 2)

The Company’s operations and activities include bitcoin mining and the exchange of bitcoin for U.S. dollars and such transactions have inherent audit complexities associated with them. The Company has entered into a third-party subscription agreement to monitor their bitcoin activity and has entered into a digital asset mining pool contract with a third-party to provide computing power in exchange for earning bitcoin. The Company has used significant judgment to determine its accounting for its bitcoin mining revenue and it took significant time, effort, and subjectivity during our audit to ensure revenue and exchange transactions were properly stated.

In order to test the Company’s recognition of revenue we obtained a detailed understanding of the Company’s operations and its third party-contracts and arrangements. We evaluated the Company’s compliance with accounting standards and we completed detailed testing to ensure we could rely on third party reports. We corroborated recorded transactions with data recorded on public blockchain networks and we independently calculated the value of bitcoin received to ensure recorded revenue amounts were reasonable. We also independently calculated the gain/loss on all exchanges of bitcoin for U.S. dollars to ensure amounts were accurately recorded in accordance with the Company’s policies and procedures. We ensured all bitcoin transactions were reasonably recorded and ensured the Company’s disclosures in their financial statements regarding such were adequate.

Intangible Assets and Goodwill Impairment (Note 2 and Note 4)

The Company evaluates for impairment of intangible assets by first evaluating for impairment indicators, which requires significant judgment, and then by completing a recoverability test to compare the carrying value of each asset with the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets, which can depend on estimates and assumptions. If the carrying amount is in excess of the undiscounted cash flows the Company calculates a fair value for the asset, which can also be based on subjectivity, estimates, and judgments, and ensures the carrying amount is not in excess of its fair value.

The Company evaluates goodwill for impairment at least annually at the reporting unit level and compares the carrying amount of goodwill to its fair value. Accordingly, the Company has to use significant judgment, assumptions, and subjectivity to determine it reporting units and the fair value of their goodwill. As of December 31, 2023 the Company engaged a valuation specialist to assist with the fair value calculations.

During our audit we identified potential impairment as a risk of material misstatement, as the intangible assets and goodwill values had balances and disclosures that were material to the financial statements. In order to test the Company’s intangible asset for impairment, we had to analyze each material intangible asset and use significant auditor judgment and subjectivity to review impairment indicators based on Company operations and the nature of the intangible assets, review undiscounted cash flow amounts where we noted no significant amounts that were necessary to test, and had to test fair value amounts by obtaining third party market data, which required significant audit effort.

In order to test the Company’s goodwill impairment, we had to use significant auditor judgement to gain comfort in the Company’s reporting unit(s) by completing an overall analysis of the Company’s business and operations. We also had to gain comfort with the expertise and experience of the third-party valuation expert and review the techniques and valuation approach used by the expert for reasonableness. Lastly, we reviewed all inputs and/or underlying data used by the valuation expert to ensure the fair value associated with the goodwill was reasonable.

Property and Equipment (Note 5)

During the year ended December 31, 2023 the Company incurred significant costs related to the build out of their bitcoin mining warehouse and an audit risk was identified related to the value and recoverability of their assets. Significant audit effort was required to ensure the property and equipment was recorded properly, that depreciation expense was reasonable, and that asset values were recoverable.

During our audit we had to obtain sufficient corroborating evidence regarding the timing of asset receipt and the assets existence at the reporting date. We also had to recalculate all depreciation amounts and complete a detailed impairment analysis which required auditor subjectivity. We ensured the Company’s property and equipment was reasonably stated at its recoverable value and ensured the disclosures for such were accurate.

/s/ Mac Accounting Group & CPAs, LLP

We have served as The OLB Group Inc.’s auditor since 2023.

Midvale, Utah

April 12, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The OLB Group, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. (the “Company”) at December 31, 2022, and the related consolidated statements operations, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the audit of the December 31, 2022 financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

Boca Raton, Florida

March 29, 2023

We served as the Company’s auditor from 2020 to March 2023

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$179,006	$434,026
Accounts receivable, net	466,890	1,083,169
Prepaid expenses	184,913	590,893
Other receivables	403,999	-
Investment in equity securities	273,662	250,000
Other current assets	312,103	1,030,183
Total Current Assets	1,820,573	3,388,271

Other Assets:
Property and equipment, net	5,871,751	7,325,212
Intangible assets, net	3,500,246	20,310,255
Goodwill	8,139,889	6,858,216
Operating lease right-of-use assets	—	268,948
Other long-term assets	395,952	502,917
Total Other Assets	17,907,838	35,265,548

TOTAL ASSETS	$19,728,411	$38,653,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,526,689	$513,266
Accrued expenses	1,017,708	378,206
Preferred dividend payable (related parties)	418,606	294,384
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	12,678
Operating lease liability – current portion	—	134,318
Note payable – current portion	258,819	298,053
Total Current Liabilities	7,234,500	3,618,227
Long Term Liabilities:
Notes payable, net of current portion	149,039	259,376
Operating lease liability – net of current portion	—	138,439
Total Liabilities	7,383,539	4,016,042

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at December 31, 2023 and 2022	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,344,077 and 15,207,714 shares issued, 15,217,905 and 15,081,542 shares outstanding at December 31, 2023 and 2022, respectively	1,521	1,508
Treasury stock, at cost, 126,172 shares at December 31, 2023 and 2022	(109,988)	(109,988)
Additional paid-in capital	68,909,001	68,140,480
Accumulated deficit	(56,574,896)	(33,394,233)
Total stockholders’ equity of The OLB Group and Subsidiaries	12,225,648	34,637,777
Noncontrolling interest	119,224	—
Total Stockholders’ Equity	12,344,872	34,637,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,728,411	$38,653,819

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenue:
Transaction and processing fees	$27,096,245	$28,950,785
Merchant equipment rental and sales	89,532	64,900
Revenue, net - bitcoin mining	538,718	726,179
Other revenue from monthly recurring subscriptions	312,565	627,115
Digital product revenue	2,534,577	—
Total revenue	30,571,637	30,368,979

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	21,181,499	23,152,397
Amortization expense	4,172,117	3,664,488
Depreciation expense	2,560,015	3,193,683
Salaries and wages	3,817,508	3,073,598
Professional fees	2,336,785	964,541
General and administrative expenses	7,078,947	4,490,731
Impairment expense	12,902,788	—
Total operating expenses	54,049,659	38,539,438

Loss from operations	(23,478,022)	(8,170,459)

Other income (expense):
Realized gain on sale of bitcoin	288,584	—
Unrealized gain on investment	23,662	—
Interest expense	(148,483)	—
Other income	40,320	383,190
Total other income	204,083	383,190

Net loss before income taxes	(23,273,939)	(7,787,269)

Income tax expense	—	—

Net loss	(23,273,939)	(7,787,269)
Net loss attributed to noncontrolling interest	93,276	—
Net loss attributed to The OLB Group and Subsidiaries	(23,180,663)	(7,787,269)

Preferred dividends (related parties)	(124,222)	(401,903)

Net Loss Applicable to Common Shareholders	$(23,304,885)	$(8,189,172)

Net loss per common share, basic and diluted	$(0.65)	$(0.56)

Weighted average shares outstanding, basic and diluted	15,203,708	14,678,990

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2021	4,633	$46	11,984,396	$1,198	$66,986,248	$—	$(25,606,964)	$—	$41,380,528
Common stock issued for common control acquisitions	—	—	1,318,408	132	(132)	—	—	—	—
Common stock issued for exercise of warrants	—	—	1,400,000	140	(140)	—	—	—	—
Repurchase of shares	—	—	(126,172)	(13)	—	(109,988)	—	—	(110,001)
Conversion of preferred shares – related party	(3,612)	(36)	504,910	51	931,724	—	—	—	931,739
Preferred stock dividends (related party)	—	—	—	—	(401,903)	—	—	—	(401,903)
Stock-based compensation	—	—	—	—	624,683	—	—	—	624,683
Net loss	—	—	—	—	—	—	(7,787,269)	—	(7,787,269)
Balance at December 31, 2022	1,021	10	15,081,542	1,508	68,140,480	(109,988)	(33,394,233)	—	34,637,777
Common stock issued for accrued liabilities-related party	—	—	136,363	13	164,985	—	—	—	164,998
Preferred stock dividends-related party	—	—	—	—	(124,222)	—	—	—	(124,222)
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Stock-based compensation	—	—	—	—	727,758	—		—	727,758
Net loss	—	—	—	—	—	—	(23,180,663)	(93,276)	(23,273,939)
Balance at December 31, 2023	1,021	$10	15,217,905	$1,521	$68,909,001	$(109,988)	$(56,574,896)	$119,224	$12,344,872

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,273,939)	$(7,787,269)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Non-cash mining revenue	—	(726,179)
Depreciation and amortization	6,732,132	6,858,171
Impairment expense	12,902,788	—
Stock based compensation	727,758	624,683
Common stock to be issued for services to Directors	—	164,999
Operating lease expense, net of repayment	(3,809)	—
Unrealized gain on investment	(23,662)	—
Realized gain on sale of bitcoin	(288,584)	—
Changes in assets and liabilities:
Accounts receivable	570,473	35,796
Prepaid expenses and other current assets	1,008,645	(848,625)
Other long-term assets	106,965	(51,032)
Accounts payable	2,729,797	11,504
Accrued expenses	858,358	(203,429)
Net cash provided by (used in) operating activities	2,046,922	(1,921,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,225,148)	(1,562,361)
Purchase of intangible assets	(4,965)	—
Purchase of 80.01% interest in Cuentas SDI, LLC	(850,000)	—
Net cash used in investing activities	(2,080,113)	(1,562,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft acquired in acquisition	(8,050)	—
Advances from related party	12,678
Proceeds from note payable	—	875,000
Repayments on note payable	(226,457)	(317,571)
Cash used for acquisition of treasury stock		(110,000)
Net cash (used) provided by financing activities	(221,829)	447,429

Net change in cash	(255,020)	(3,036,313)
Cash – beginning of year	434,026	3,470,339
Cash – end of year	$179,006	$434,026

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$164,998	$—
Preferred stock dividends	$124,222	$420,059
Cancellation of operating leases	$174,090	$—

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2023

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Bitcoin Mining Business segments.

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

On May 14, 2021, the Company formed OLBit, Inc., a wholly-owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Bitcoin Business and Fintech Services business. To date, the activities of this subsidiary have been nominal.

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”). The LLC owns the platform of Black011.com and the network serving over 31,000 convenience stores (“Bodegas”) in and around New York and New Jersey (see Note 7).

The Company also provides ecommerce development and consulting services on a project-by-project basis.

Bitcoin Mining Business:

On July 23, 2021, the Company formed DMINT, Inc., a wholly-owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Bitcoin Business”).

On June 24, 2022 the Company formed DMINT Real Estate Holdings, Inc., a wholly-owned subsidiary of DMINT. The purpose of DMINT Real Estate Holdings, Inc is to buy and hold real estate related to DMINT. Currently, its only asset is the building and property located in Selmer, Tennessee where all of the mining computers are located.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2023 and 2022, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of December 31, 2023 and 2022. (see Note 17).

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the years ended December 31, 2023 and 2022 does not include warrants to acquire 8,563,127 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for years ended December 31, 2023 and 2022, does not include 1,254,683 and 2,362,321 options, respectively, to purchase common stock because of their anti-dilutive effect.

Investments in Equity Securities

The Company accounts for its investments under ASC 321, “Investments – Equity Securities,” which requires that investments in equity securities be measured at fair value with changes in value recorded as unrealized gains and losses in current period operations.

Bitcoin

The Company obtains bitcoin through our mining activities, which is accounted for in connection with our revenue recognition policy. The bitcoin held is recorded as other assets in the Consolidated Balance Sheets and is accounted for as indefinite-lived intangible assets initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). The use of bitcoin is accounted for in accordance with the first in first out method of accounting. We do not amortize our bitcoin but assess the value for impairment as further discussed in our impairment policy.

At December 31, 2023 and 2022, the carrying value of the Company’s bitcoin was $312,565 and $1,030,183, respectively. As of December 31, 2023, the Company had 11.14 bitcoin on hand which had a fair value of $470,633 based on the price of bitcoin of approximately $42,265. For the year ended December 31, 2023, we recorded a realized gain on our bitcoin transactions of $288,584. We recorded no realized gains or losses on our bitcoin transactions for the year ended December 31, 2022.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation is calculated once the asset has been received and is ready for its intended use, using half of the monthly depreciation in the first month and half of the monthly depreciation in the last month. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included in the statement of operations. Expenditures for repairs and maintenance are expensed as incurred.

The Company capitalizes all capital assets utilizing the following criteria:

●	All land acquisitions;.

●	All buildings/facilities acquisitions and new construction;

●	Facility renovation and improvement projects costing more than $100,000;

●	Land improvement and infrastructure projects costing more than $100,000,

●	Equipment costing more than $3,000 with a useful life beyond a single reporting period (generally one year);

●	Computer equipment costing more than $5,000; and

●	Construction in Progress (CIP) for capital projects with a budget in excess of $100,000

The estimated useful lives for all the Company’s property and equipment are as follows:

Item	Useful Life
Computer equipment	3 years
Software	10 years
Office furniture	5 Years
Buildings and improvements	30 years

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

Included in intangible assets are merchant portfolios that are valued at fair value of merchant customers on the date of acquisition and are amortized over their estimated useful lives (7 years). See Note 4.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

During the year ended December 31, 2023, it was determined that the Company’s mining equipment and intangible assets were impaired per our analysis completed in accordance with ASC 360-10, and all was written down to fair value. As a result, the Company recognized impairment expense of $12,902,788 which included a write down of $259,931 for mining equipment and a write down of $12,642,857 for intangible assets (see Note 4). For the year ended December 31, 2022, no impairment was recognized.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at December 31, 2023 and 2022.

A summary of goodwill as of December 31, 2023, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023 (see Note 7)	1,281,673
Goodwill balance as of December 31, 2023	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance for doubtful accounts of $207,850 and $38,000 as of December 31, 2023 and 2022, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the years ended December 31, 2023 and 2022 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of December 31, 2023 and 2022.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2023	2022
Transaction and processing fees from wholesale contracts	$26,073,349	$26,424,478
Transaction and processing fees from retail contracts	1,022,896	1,646,663
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	402,097	1,571,659
Bitcoin mining revenue	538,718	726,179
Digital product revenue	2,534,577	—
Total revenue from contracts with customers	$30,571,637	$30,368,979

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

Bitcoin mining

The Company has entered into a contract with a digital asset mining pool operator to provide computing power to a mining pool. The contract is terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator and receive daily earnings. Our daily earnings are recorded net of fees charged by the pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of bitcoin, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator provides the Company with confirmation of the consideration paid, at which time revenue is recognized.. There is no significant financing component in these transactions.

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of December 31, 2023, customer deposits were $0.

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

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, lease payments are recognized as paid and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred and primarily consist of common area maintenance and utility charges not included in the measurement of right of use assets and operating lease liabilities.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company has not yet adopted ASU No. 2023-08 and is currently evaluating the impact that the adoption will have on the Company’s financial statement presentation and disclosures.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2023, the Company had cash of approximately $180,000, accounts receivable of approximately $467,000, invested funds of almost $274,000 and bitcoin valued at $312,000. At December 31, 2023 the Company has accounts payable and accrued expenses of approximately $4,544,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the year ended December 31, 2023 reported net cash provided by operating activities in excess of $2,000,000.

On February 16, 2024, The OLB Group, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. The Shares will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255152) filed with the Securities and Exchange Commission that was declared effective on May 3, 2021. On February 20, 2024, the Company filed a prospectus supplement registering up to $3,900,000 of Shares relating to the ATM Offering with the Securities and Exchange Commission.

In addition, the Company is in the process of spinning off DMINT into a stand-alone entity. It is expected that the spin-off will occur during the next twelve months. As a result, the capital required to operate the Bitcoin Mining Segment will no longer be incurred by the Company. Further, DMINT, as a stand-alone entity, will look to raise capital following the spin-off through either an issuance of DMINT equity or loans against the DMINT assets, which include the property in Selmer, Tennessee and the Bitcoin mining computers.

Further, during 2023, the Company paused any non-essential spending on legal and consulting advisors in connection with OLBit’s State Money Transmission License and New York BitLicense applications to focus on the Company’s payment processing business and Bitcoin mining business. The Company does plan to restart the process to apply for the licenses in late 2024 or 2025. Therefore, expenses incurred during 2023 for the work are not expected to continue to have an impact on the working capital of the Company.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2023	December 31, 2022
Merchant portfolios	$2,409,965	$2,405,000
Less accumulated amortization	(2,322,182)	(1,793,333)
Net residual portfolios	$87,783	$611,667

Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,000,000)
Net trade name	$—	$500,000

Merchant Portfolio	$—	$18,000,000
Less accumulated amortization	—	(2,476,191)
Net trade name	$—	$15,523,809

Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,087,489)	(825,173)
Net mineral rights	$3,412,463	$3,674,779

Total intangible assets, net	$3,500,246	$20,310,255

Due to the ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio (see Note 15), the Company has written off the asset and recognized a $12,642,857 loss on impairment for the year ended December 31, 2023.

Amortization expense for the years ended December 31, 2023 and 2022 was $4,172,117 and $3,664,488, respectively.

The Company’s merchant portfolio and tradename are being amortized over respective useful lives of 7 and 5 years and the Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2024	$534,798
2025	450,988
2026	450,988
2027	450,988
2028	449,995
Thereafter	1,162,489
Total	$3,500,246

The weighted average remaining useful life of amortizing intangible assets was 5.12 years at December 31, 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$—	$36,471
Office equipment	186,600	1,537,321
Computer software	141,337	182,345
Leasehold Improvements	—	113,676
Bitcoin mining equipment	8,425,000	9,410,000
Building	409,296	409,296
Construction in process	2,383,396	—
Total	11,545,629	11,689,109
Less accumulated depreciation	(5,673,878)	(4,363,897)
Property and Equipment, net	$5,871,751	$7,325,212

During the year ended December 31, 2023 the Company wrote off $524,965 worth of assets with a net book value of zero due to the assets no longer being in use and wrote off bitcoin mining equipment no longer in use, recognizing a loss on impairment of $259,931. Depreciation expense for the years ended December 31, 2023 and 2022 was $2,560,015 and $3,204,246, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owns 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. The investment was locked up for two years and a redemption can be made after the expiration of the lock up period with 90 days written notice. The Fund may, at the discretion of the General Partner, compulsorily redeem all interests if the Net Asset Value of the Fund falls below $1,000,000. During the years ended December 31, 2023 and 2022, the Company recognized an unrealized gain of $23,662 and $0, respectively, and as of December 31, 2023 and 2022, the investment in equity securities was $273,662 and $250,000, respectively.

NOTE 7 – BUSINESS COMBINATIONS

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $850,000.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the year ended December 31, 2023, includes $2,534,577 of revenue and $3,001,190 of expenses of Cuentas SDI, LLC from the date of acquisition (June 15, 2023) through December 31, 2023 for a net loss of $466,613.

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

Had the business combination taken place as of January 1, 2022 the Company would have recorded $8,061,429 in revenues and $195,192 in losses for the year ended December 31, 2022 and would have recorded $4,541,090 in revenues and $138,459 in losses for the year ended December 31, 2023.

NOTE 8 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the years ended December 31, 2023 and 2022 the Company made repayments of $226,549 and $317,571, respectively. As of December 31, 2023 the note payable balance was $407,858, of which $258,819 will be repaid in the year ending December 31, 2024 and $149,039 will be repaid in the year ending December 31, 2025.

NOTE 9 – STOCK OPTIONS

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

Out of stock options to purchase 275,000 shares of common stock granted to Mr. Smith, 137,500 options immediately vested with an additional 68,750 vested on January 1, 2023, and the remaining 68,750 vesting on January 1, 2024. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $279,412 based on the Black Scholes pricing model using the same estimates as stated above.

Modification of option contracts with two officers of the Company in December 2022 resulted in total incremental compensation cost of $91,361. The fair value of all 2022 option issuances is being recognized over the applicable vesting periods with a credit to additional paid in capital.

On January 3, 2023, the Company granted stock options to purchase 200,000 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. The options have a one year vesting term and 50,000 vesting on January 1, 2025. The options have an exercise price of $0.01 per share. The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01, 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options was recognized over the vesting period with a credit to additional paid in capital.

During the year ended December 31, 2023, the option granted to Mr. Yakov on January 1, 2018 to purchase 6,667 shares of common stock expired; therefore, the Company has shown those options as expired as of December 31, 2023.

A summary of the status of the Company’s outstanding stock options and changes during the years ended December 31, 2023 and 2022 is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding January 1, 2023	1,375,655	$0.004
Granted	200,000	$0.010
Exercised	—	$—
Expired	(6,667)	$0.001
Options outstanding December 31, 2023	1,568,988	$0.004	$1,656,270
Shares exercisable at December 31, 2023	1,248,016	$0.003	$1,319,229

During the years ended December 31, 2023 and 2022 the Company recognized $727,758 and $624,683, respectively, in stock-based compensation related to the above-mentioned options. As of December 31, 2023 there was no unrecognized expense for the above-mentioned options and the weighted average contractual term of the options outstanding and of the option exercisable were 6.2 and 5.7 years, respectively.

NOTE 10 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the years ended December 31, 2022 and 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2021	9,963,127	$5.02	4.55
Underwriter Warrant Exercised	(1,400,000)	$0.0001
Outstanding, December 31, 2022	8,563,127	$5.02	3.00
Warrants Exercised	—	$—
Outstanding, December 31, 2023	8,563,127	$6.83	2.60

NOTE 11 – OPERATING LEASES

On June 24, 2020, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease was for thirty-nine (39) months commencing September 1, 2020. The monthly base rent was $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term was $315,044 and $8,768 is payable as a security deposit. The first three months of rent were abated as eVance was not in default of any portion of the Lease. The lease has been extended on a month-to-month basis with a base rent of $8,554 per month.

On January 11, 2022, DMINT entered into two leases (the “Leases”) in Bradford, Pennsylvania relating to a combined 10,000 square feet of property located at the Bradford Regional Airport Authority multi-tenant building in Lafayette Township. The Leases were each for a term of five years, ending on the later of the date of occupancy and November 10, 2026. The monthly base rent for “Cell 3”, comprising 4,000 square feet, was $1,667 per month. The monthly base rent for “Cell 4”, comprising 6,000 square feet, was $2,500 per month. The total rent for the entire lease term of the Leases was $250,000 and $8,768 was payable as a security deposit.

On March 29, 2023, DMINT entered into a Surrender and Release Agreement with Bradford Regional Airport Authority relating to the property in Bradford, Pennsylvania whereby DMINT agreed to pay $50,000 in exchange for an early termination of the Leases. March 31, 2023 was the final day DMINT occupied the property and all operations were moved to the Selmer, Tennessee building owned by the Company.

Lease expense for the years ended December 31, 2023 and 2022, was $212,448 and $171,723, respectively.  The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

As of December 31, 2023, there are no leases remaining with a term in excess of one year.

NOTE 12 – COMMON STOCK

In January 2022, Armistice Capital, received 1,400,000 shares of common stock upon the exercise of 1,400,000 warrants at $0.0001.

On July 12, 2022, the Board of the Company authorized a share repurchase program, pursuant to which the Company may repurchase up to 1 million shares of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors. The Company is not obligated to acquire any particular amount of its common stock. This program has no set termination date and may be suspended or discontinued by the Board at any time. During the year ended December 31, 2022, 126,172 shares were repurchased for $110,000.

Refer to Note 14 for common stock issued to related parties.

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of December 31, 2023 and 2022 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

As of December 31, 2022, the Company was obligated to issue shares worth of $165,000 to Directors for their service and a provision for this compensation was accrued in the balance sheet as of December 31, 2022. During the year ended December 31, 2023, the Company issued 41,322 shares of common stock to Alina Dulimof and Amir Sternhell, Directors, and issued 53,719 shares of common stock to Ehud Ernst, Director, to extinguish the $165,000 liability. The shares were valued at $1.21, the closing stock price on the date of grant.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023 and the Company recorded other income in the consolidated statement of operations.

During December 2023, Mr. Yakov made payments on behalf of the company in the amount of $12,678. The amount is non-interest bearing and due on demand.

During the year ended December 31, 2023 and 2022, the Company accrued $124,222 and $401,903, respectively, for dividends on the Series A preferred stock held by Mr. Yakov and Mr. Herzog. As of December 31, 2023 and 2022, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $418,606 and $294,384, respectively.

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

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021, with FFS Data Corporation (“FFS”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.   However, the Company is engaged ongoing litigation with FFS relating to allegations of, among other things, breaches of contract in connection with the Acquired Merchant Portfolio whereby FFS is claiming to be paid the full purchase price of the Acquired Merchant Portfolio and the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio based on misrepresentations made about the Acquired Merchant Portfolio and related fraud and other claims, which resulted in a termination of the bank processing agreement by Clear Fork Bank (the “Bank”) and eventual termination of all payment processing business with the merchants. In addition, in connection with the litigation with FFS, the Company has also made a claim against the Bank for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. However, the damages claimed have been materially reduced over time due to account balancing which was not completed at the time of the counterclaim. The litigations are currently in discovery and dates for trial are not yet finalized.

DMINT is currently in a contract dispute with a contractor. The Company has paid $100,000 to the contractor for work completed and materials provided and returned materials to offset the potential liability of approximately $444,000. The Company has recorded just over $315,000 in accounts payable related to the matter. The matter continues to be in discovery; however, the parties continue to discuss settlement. The parties are working on a payment schedule but have been unable to agree on terms to date.

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

Net deferred tax assets consist of the following components as of December 31:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$7,624,402	$5,913,700
Allowance for Doubtful Accounts	56,120	10,300
Depreciation and amortization	3,193,891	(926,730)
Less valuation allowance	(10,874,413)	(4,997,270)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2023	2022
Book loss	$(4,868,000)	$(1,635,000)
State taxes	(1,391,000)	(467,000)
Meals and entertainment	1,300	2,200
Stock based compensation	196,495	168,400
Non deductible expenses -legal fees	—	84,476
NOLs expired	253,646	—
Other adjustments	(70,584)	(9,741)
Valuation allowance	5,878,143	1,856,665
	$—	$—

At December 31, 2023, the Company had operating loss carry forwards of approximately $24,700,000, $2,600,000 of which expire from 2024 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

NOTE 17 – SEGMENTS

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Bitcoin Mining and Fintech Services. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and expenses of our two reporting segments to assess the performance of the business of our reportable operating segments.

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2022.

For the Year ended December 31, 2022
Reportable segment revenue:
Revenue, net - cryptocurrency mining	$726,179
Fintech services revenue	29,642,800
Total segment and consolidated revenue	$30,368,979

Operating Expenses
Cryptocurrency mining	(3,193,683)
Fintech services	(26,857,523)
Segment profit	317,773
General and administrative expenses	(8,715,769)

Loss from operations	$(8,397,996)

December 31, 2022
Total Assets:
Cryptocurrency mining	$9,376,078
Fintech services	29,237,103
$38,613,181

The following tables detail revenue, operating expenses, and assets, liabilities and equity for the Company’s reportable segments for the year ended December 31, 2023.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$178,361	$645	$179,006
Accounts receivable, net	466,890	—	466,890
Prepaid expenses	86,075	98,838	184,913
Other receivables	5,016	398,983	403,999
Investment in equity securities	—	273,662	273,662
Other current assets	—	312,103	312,103
Total Current Assets	736,342	1,084,231	1,820,573

Other Assets:
Property and equipment, net	74,894	5,796,857	5,871,751
Intangible assets, net	87,782	3,412,464	3,500,246
Goodwill	8,139,889	—	8,139,889
Other long-term assets	395,952	—	395,952
Total Other Assets	8,698,517	9,209,321	17,907,838

TOTAL ASSETS	$9,434,859	$10,293,552	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,021,422	$505,267	$3,526,689
Accrued expenses	1,017,708	—	1,017,708
Preferred dividend payable (related parties)	418,606	—	418,606
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	12,678	—	12,678
Note payable – current portion	258,819	—	258,819
Due to/from intercompany	(22,278,243)	22,278,243	—
Total Current Liabilities	(15,549,010)	22,783,510	7,234,500
Long Term Liabilities:
Notes payable, net of current portion	149,039	—	149,039
Operating lease liability – net of current portion	—	—	—
Total Liabilities	(15,399,971)	22,783,510	7,383,539

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	1,521	—	1,521
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	68,909,001	—	68,909,001
Accumulated deficit	(44,084,940)	(12,489,956)	(56,574,896)
Total stockholders’ equity	24,715,604	(12,489,956)	12,225,648
Noncontrolling interest	119,224	—	119,224
Total Stockholders’ Equity	24,834,828	(12,489,956)	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,434,857	$10,293,554	$19,728,411

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$27,096,245	$—	$27,096,245
Merchant equipment rental and sales	89,532	—	89,532
Revenue, net - bitcoin mining	—	538,718	538,718
Other revenue from monthly recurring subscriptions	312,565	—	312,565
Digital product revenue	2,534,577	—	2,534,577
Total revenue	30,032,919	538,718	30,571,637

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	21,181,499	—	21,181,499
Amortization expense	3,722,122	449,995	4,172,117
Depreciation expense	61,602	2,498,413	2,560,015
Salaries and wages	2,759,181	1,058,327	3,817,508
Professional fees	2,167,852	168,933	2,336,785
General and administrative expenses	4,965,686	2,113,261	7,078,947
Impairment expense	12,642,857	259,931	12,902,788
Total operating expenses	47,500,799	6,548,860	54,049,659

Loss from operations	(17,467,880)	(6,010,142)	(23,478,022)

Other income (expense):
Realized gain on sale of bitcoin	—	288,584	288,584
Unrealized gain on investment	23,662	—	23,662
Interest expense	(148,483)	—	(148,483)
Other income	40,320	—	40,320
Total other income	(84,501)	288,584	204,083

Net loss	(17,552,381)	(5,721,558)	(23,273,939)
Net loss attributed to noncontrolling interest	93,276	—	93,276
Net loss attributed to The OLB Group and Subsidiaries	(17,459,105)	(5,721,558)	(23,180,663)

Preferred dividends (related parties)	(124,222)	—	(124,222)

Net Loss Applicable to Common Shareholders	$(17,583,327)	$(5,721,558)	$(23,304,885)

NOTE 18 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of December 31, 2023 and 2022. Legal proceedings regarding this matter began in 2022 and have continued through 2023, see Note 15.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that is has the following material subsequent events to disclose in these financial statements.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 420,001 shares of common stock for total proceeds of $42.

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 shares of common stock for total proceeds of $38.

On April 8, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Employment Agreement with Mr. Yakov (the “Yakov Agreement”). The Amendment corrected a ministerial error in the terms relating to the exercise price of stock options awarded and automobile allowance for Mr. Yakov. The Amendment affirmed that the exercise price of stock options issued under the Agreement (the “Stock Options”) shall have a per share exercise price equal to One Cent ($0.01) and expire ten years after the date of grant. Each Stock Option granted shall become exercisable as follows: 50% upon the grant date, then 25% upon each of the second and third anniversary of the date on which it is granted. In addition, the notices provision of the Yakov Agreement was amended to the reflect the current business address of the Company.

Subsequent to December 31, 2023, Mr. Yakov made payments on behalf of the company in the amount of $182,150. The amount is non-interest bearing and due on demand.

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

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2023, and this assessment identified the following material weaknesses in our internal control over financial reporting:

1)	The Company has an insufficient control environment. Specifically, the Company lacks policies to ensure they maintain adequate documentation, the Company does not have a formal process or policy to ensure there is adequate documentation of board approval for related party transactions, and the Company’s board does not include an independent financial expert.

2)	The Company lacks adequate accounting processes and controls. Specifically, the Company does not have appropriate reviews, reconciliations, or financial close processes to ensure the financial statements are free from material misstatement.

3)	The Company lacks adequate accounting resources. Specifically, the Company does not have the processes and resources to ensure complex analysis of accounting issues, requiring high levels of accounting knowledge and expertise, is completed timely or in sufficient detail.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management has concluded that, at December 31, 2023, the Company’s internal control over financial reporting were not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Although management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented, management continues to make improvements to internal controls as deemed necessary for changes within our operations.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	65	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	54	Chief Financial Officer
Patrick Smith	51	Vice President, Finance
Ehud Ernst	64	Director and Chairman of the Audit Committee
Amir Sternhell	62	Director
Alina Dulimof	57	Director

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

Amir Sternhell is one of our independent directors. Since 2016, Mr. Sternhell has served as chief strategy officer of Sertainty, a data optimization company. Mr. Sternhell has 24 years of experience in the IT and Corporate Learning industries, including two-decades, where he was head of a business intelligence unit representing Microstrategy, and, chief learning officer, representing Harvard Business Publishing. Mr. Sternhell was the founder of the first Non-Profit Organization that assisted Israel’s Incubator System, in which he hand-held over 100 high-tech companies. Mr. Sternhell was the vice chairman of the American-Israel Chamber of Commerce and Industry, overseeing its initiatives, and a recipient of its Business Leadership Award. Mr. Sternhell served in the Directorate of Military Intelligence for the Israel Defense Forces, and was awarded the Most Outstanding Soldier of the Corp. in 1981. Mr. Sternhell holds an AB in Political Science and Psychology from Tel Aviv University, an MIA in International Economics from Columbia University and an MBA from the ‘Grand Ecole’ EDHEC ’92 specializing in IT and Management where he graduated first in his class.

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

To the best of the Company’s knowledge, there are no arrangements or understandings between any director, Director Nominee or executive officer and any other person pursuant to which any person was selected as a director, Director Nominee or executive officer. There are no family relationships between any of the Company’s directors, Director Nominees or executive officers. To the Company’s knowledge there have been no material legal proceedings as described in instruction 4 to Item 103 of Regulation S-K or Item 401(f) of Regulation S-K during the last ten years that are material to an evaluation of the ability or integrity of any of the Company’s directors or executive officers.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total
Ronny Yakov,	2023	$750,000	$300,000	$0	$541,999	$0	$0	$30,000	$1,621,999
CEO, Chairman	2022	$750,000	$300,000	$0	$1,217,264	$0	$0	$30,000	$2,297,264
Patrick Smith,	2023	$350,000	$150,000	$0	$0	$0	$0	$0	$450,000
Vice President	2022	$350,000	$150,000	$0	$279,412	$0	$0	$0	$779,412
Rachel Boulds,	2023	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2022	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Car allowance
(2)	Stock based compensation reflects fair value of options granted during the years ended December 31, 2023 and 2022, each with an exercise price of $0.01 per share. 50% of options vested as of the date of grant, 25% vested on January 1, 2023 and 50% vested on January 1, 2024. Options expire after ten years from grant date if not exercised.

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

The Yakov Agreement sets Mr. Yakov’s base salary at $750,000 and he is eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of the Company’s insurance and benefit plans. Mr. Yakov received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.01 per share.

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

The Smith Agreement sets Mr. Smith’s base salary to $350,000 and he is eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of the Company’s insurance and benefit plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Compensation Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.01 per share.

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

On April 8, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Employment Agreement with Mr. Yakov (the “Yakov Agreement”). The Amendment corrected a ministerial error in the terms relating to the exercise price of stock options awarded and automobile allowance for Mr. Yakov. The Amendment affirmed that the exercise price of stock options issued under the Agreement (the “Stock Options”) shall have a per share exercise price equal to One Cent ($0.01) and expire ten years after the date of grant. Each Stock Option granted shall become exercisable as follows: 50% upon the grant date, then 25% upon each of the second and third anniversary of the date on which it is granted. In addition, the notices provision of the Yakov Agreement was amended to the reflect the current business address of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the following equity awards were outstanding:

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

Pursuant to the Smith Agreement, on December 23, 2022, Mr. Smith received options to purchase up to 275,000 shares of common stock of the Company at an exercise price of $0.01 per share.

Per the terms of Mr. Yakov’s employment agreement, effective on January 1, 2018, and on each anniversary thereafter during the term of his employment agreement, the Company granted to him options to purchase up to 6,667 shares of common stock with a per share exercise price equal $0.03 per share. Each stock option shall become exercisable in increments of one-third upon each anniversary of the date on which it is granted.

On November 13, 2019, the Company entered into an agreement with Mr. Smith and on November 25, 2019, the Company entered into an agreement Mr. Yakov, whereby the Company and option holders each agreed that the exercise price pertaining to those options only would not be adjusted for the effects of the Reverse Stock Split.

Pursuant to the Yakov Agreement, on each of December 23, 2022 and January 1, 2023, Mr. Yakov received options to purchase up to 200,000 shares of common stock of the Company at an exercise price of $0.01 per share for a total of 400,00 options to purchase common stock.

At December 31, 2023, there were a total of 1,568,988 options to purchase common stock, of which 1,248,016 were vested and exercisable.

2020 Equity Incentive Plan

The Board of Directors have adopted a 2020 Equity Incentive Plan (the “Plan”) for the Company and the holders of majority of our outstanding shares of common stock have approved such plan. On December 22, 2022, the shareholders of the Company approved an amendment and restate of the Plan to increase the number of our shares of Common Stock available for issuance under the 2020 Plan from 240,000 to 2,000,000 shares. Grants of 715,000 options to purchase shares of common stock have been issued under the Plan as of December 31, 2023. In general, awards under the Plan shall vest ratably over a period of three years (on the first, second and third anniversaries of the agreement) subject to accelerated vesting upon a change of control of our company (although awards may be granted with different vesting terms).  Further, pursuant to the Yakov Agreement, on an annual basis until December 31, 2027, Mr. Yakov received up to 400,000 options under the Plan.

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

Director Compensation

Our directors are entitled to the following fixed compensation for their services as directors during the fiscal year ended December 31, 2023.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Alina Dulimof	$0	$50,000	$0	$0	$0	$0	$50,000
Ehud Ernst	$0	$65,000	$0	$0	$0	$0	$65,000
Amir Sternhell	$0	$50,000	$0	$0	$0	$0	$50,000

(1)	Directors were reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties. Through December 31, 2023, on an annual basis, each independent director earned compensation in the form of shares of our Common Stock with a fair market value equal to $50,000 as of the date of issuance and they will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties. The Chairman of the Audit Committee received additional shares of Common Stock with a fair market value equal to $15,000 as of the date of issuance.
(2)	Beginning in 2024, all Directors will receive a fee equal to $10,000 per year, payable in four installments of $2500 on January 1, April 1, July 1 and October 1 of each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 8, 2024, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 1120 Avenue of the Americas, 4th Floor, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**		Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned(2)**	Number of Voting Shares Beneficially Owned**		Percent of Voting Shares Beneficially Owned(4)**
5% Beneficial Owners
John Herzog(4)	1,044,740		5.74%	—	—	1,044,740		6.5%
Directors and Officers
Ronny Yakov	5,829,702	(5)	32.0%	113,444	100%	5,943,146	(5)	32.7%
Rachel Boulds	834		*	—	—	834		*
Patrick Smith(6)	1,023,998		5.63%	—	—	1,023,998		5.63%
Alina Dulimof	52,131		*	—	—	52,122		*
Ehud Ernst	76,186		*	—	—	76,186		*
Amir Sternhell	60,455		*	—	—	60,455		*
All directors and executive officers as a group (6 persons)	7,043,297		38.69%	113,444	100%	7,156,741		39.31%

*	Less than 1%.
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage ownership of common stock is based on 18,092,883 shares of Common Stock plus 113,443 shares of common stock underlying Series A Preferred Stock outstanding on the Record Date for which holders will exercise voting power on an as-converted basis.
(2)	The number of shares and percentage ownership of Series A Preferred Stock is presented on an as-converted basis and is based on 1,021 shares of Series A Preferred Stock outstanding (which such shares of Series A Preferred Stock are convertible into 113,443 shares of common stock accordance with the Certificate of Designations (as hereinafter defined)). The holders of the Series A Preferred Stock have the right to vote their shares of Series A Preferred Stock with the holders of common stock on an as-converted basis.
(3)	Percentage of voting stock is based on 18,092,883 shares of Common Stock and 1,021 shares of Series A Preferred Stock (convertible into 113,443 shares of common stock) outstanding on November 29, 2023.
(4)	Includes (a) 925,516 shares held by John E. Herzog, (b) 109,224 shares held by John E. Herzog Revocable Trust under an agreement dated February 7, 2014, for which John E. Herzog is the sole Trustee, and (c) 10,000 shares held in an individual retirement account. As reported on Schedule 13G filed with the SEC on June 21, 2023.
(5)	Includes (i) 176,668 vested options, (ii) 113,444 shares of common stock underlying Series A Preferred Stock, and (iii) shares of common stock underlying 227,003 Series A Warrants to purchase one share of common stock each at a purchase price of $9.00 per share and 56,751 Series B Warrants to purchase one share of common stock each at a purchase price of $4.50 per share, which warrants are exercisable within 60 days of this Annual Report.
(6)	Consists of 312,318 vested options.

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

On December 31, 2022, the Company granted 41,322 shares of common stock to Alina Dulimof, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the year ended December 31, 2023.

On December 31, 2022, the Company granted 41,322 shares of common stock to Amir Sternhell, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $50,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the year ended December 31, 2023.

On December 31, 2022, the Company granted 53,719 shares of common stock to Ehud Ernst, Director, for services. The shares were valued at $1.21, the closing stock price on the date of grant, for total non-cash stock compensation expense of $65,000. As of December 31, 2022, the shares were not yet issued by the transfer agent and were recorded as an accrued liability as of that date. The shares were issued on February 15, 2023, resulting in a reduction of the accrued liability and an increase to common stock and additional paid-in capital during the year ended December 31, 2023.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023.

During December 2023, Mr. Yakov made payments on behalf of the company in the amount of $12,678. The amount is non-interest bearing and due on demand.

During the year ended December 31, 2023, the Company accrued $124,222 for dividends on the Series A preferred stock held by Mr. Yakov. As of December 31, 2023 and 2022, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $418,606 and $294,384, respectively.

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

Item 14. Principal Accountant Fees and Services

The following table describes fees for professional audit services rendered and billed by Mac Accounting Group & CPAs, LLP, our present independent registered public accounting firm and principal accountant, for the review of our quarterly consolidated financial statements and for other services during fiscal year 2023 and for professional audit services rendered and billed by Daszkal Bolton LLP for the audit of our consolidated financial statements and for other services during fiscal year 2022.

Type of Fee – Billed by Mac Accounting Group & CPAs, LLP,	2023	2022
Audit Fees(1)	$58,219	$—
Audit Related Fees(2)	$67,269	$—
Total	$125,488	$—

Type of Fee - Billed by Daszkal Bolton LLP	2023	2022
Audit Fees(1)	$109,500	$100,000
Audit Related Fees(2)	$—	$—
Total	$109,500	$100,000

(1)	Audit fees for fiscal years 2022 and 2023 represent fees billed for services rendered by Mac Accounting Group & CPAs, LLP, and Daszkal Bolton LLP in 2022 and 2023 for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.
(2)	Audit related fees for fiscal years 2023 represent fees billed for services rendered by Mac Accounting Group & CPAs, LLP in connection with our DMint Registration Statements filed during fiscal year 2023.

Our Audit Committee has determined that the services provided by the Auditor are compatible with maintaining the independence of the Auditor as our independent registered public accounting firm.

The Board has established pre-approval policies and procedures pursuant to which the Board approved the foregoing audit, tax and non-audit services provided by the Auditor in 2022. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. Fee estimates for these services are approved by the Chairman of the Board based on information provided by our management.

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

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

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended (18)
3.2	Amended and Restated Bylaws of the Company(13)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(13)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
4.2	Representative’s Warrant(13)
4.3	Series A Warrant Agency Agreement (including the terms of the Series A Warrant)(13)
4.4	Series B Warrant Agency Agreement (including the terms of the Series B Warrant)(13)
4.5	Description of Registered Securities (*)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(7)
10.14	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. John Herzog(8)
10.15	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. Ronny Yakov(8)
10.16	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and Ronny Yakov(11)
10.17	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and John Herzog(11)
10.18	Form of 2020 Equity Incentive Plan(9)
10.19	Lease Agreement dated June 24, 2020 between Pergament Lodi, LLC and Evance, Inc.(10)
10.20	Underwriting Agreement with Aegis Capital Corp. dated August 6, 2020.(13)
10.24	Asset Purchase Agreement dated November 24, 2021 by and between the Company and FFS Data Corporation(14).
10.25	Share Exchange Agreement dated January 3, 2022 between the Company and all of the shareholders of Crowd Ignition, Inc. (15)
10.26	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 3” (4,000 square feet) (16).
10.27	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 4” (6,000 square feet) (16).
10.28	Services Agreement between Executive Workspace LLC d/b/a Elevated NY and The OLB Group, Inc.(17)
10.29	Contract for Sale of Realty between Madison Haywood Developmental Services, Inc. and DMINT Real Estate Holdings, Inc. (17)
10.30	SURRENDER AND RELEASE AGREEMENT (this “Agreement”) dated as of March 29, 2023 (the “Effective Date”) is made by and between THE BRADFORD REGIONAL AIRPORT AUTHORITY and DMINT, Inc. (18)

10.31	Letter of Resignation dated March 13, 2023 from Daszkal Bolton LLP (18).
10.32	Membership Interest Purchase Agreement dated June 15, 2023 by and between the Company and SDI Black 001, LLC.(19)
10.33	Amendment No. 1 to Employment Agreement dated April 4, 2024 by and between the Company and Ronny Yakov *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.

(2)	Incorporated by reference to Form 8-K filed May 15, 2018.

(3)	Incorporated by reference to Form 8-K filed August 3, 2018.

(4)	Incorporated by reference to Form 8-K filed March 12, 2019.

(5)	Previously filed with Form S-1 on June 26, 2019.

(6)	Previously filed with Form S-1 on January 17, 2020.

(7)	Previously filed with Form 10-K on April 29, 2020.

(8)	Previously filed with Form S-1 on May 20, 2020.

(9)	Previously filed with Form S-1 on June 8, 2020.

(10)	Incorporated by reference to Form 8-K filed July 2, 2020.

(11)	Previously filed with Form S-1 on July 27, 2020.

(12)	Previously filed with Form S-1 on July 31, 2020.

(13)	Previously file with Form 8-K filed August 12, 2020.

(14)	Incorporated by reference to Form 8-K filed November 30, 2021.

(15)	Incorporated by reference to Form 8-K filed January 5, 2022.

(16)	Incorporated by reference to Form 8-K filed January 11, 2022.

(17)	Incorporated by reference to Form 8-K filed August 16, 2022.

(18)	Previously filed with Form 10-K on March 30, 2023.

(19)	Incorporated by reference to Form 8-K filed June 21, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 15, 2024	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	April 15, 2024
Ronny Yakov

/s/ Ehud Ernst	Director and Chairman of the Audit Committee	April 15, 2024
Ehud Ernst

/s/ Amir Sternhell	Director	April 15, 2024
Amir Sternhell

/s/ Alina Dulimof	Director	April 15, 2024
Alina Dulimof