Form 10-Q
period 2024-03-31
OLB GROUP, INC.
filed 2024-05-20
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 1,810,200 shares of the issuer’s common stock issued and 1,797,583 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash	$3,319	$179,006
Accounts receivable, net	207,274	466,890
Prepaid expenses	94,524	184,913
Other receivables	403,999	403,999
Investment in equity securities	548,393	273,662
Other current assets	55,676	312,103
Total Current Assets	1,313,185	1,820,573

Other Assets:
Property and equipment, net	5,122,231	5,871,751
Intangible assets, net	3,309,285	3,500,246
Goodwill	8,139,889	8,139,889
Other long-term assets	395,951	395,952
Total Other Assets	16,967,356	17,907,838

TOTAL ASSETS	$18,280,541	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$91,020	$—
Accounts payable	3,705,263	3,526,689
Accrued expenses	333,885	1,017,708
Preferred dividend payable (related parties)	449,917	418,606
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	194,828	12,678
Note payable – current portion	371,196	258,819
Total Current Liabilities	7,146,109	7,234,500
Long Term Liabilities
Notes payable, net of current portion	—	149,039
Total Liabilities	7,146,109	7,383,539

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at December 31, 2023 and 2022	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 1,810,200 and 1,534,408 shares issued, 1,797,583 and 1,521,791 shares outstanding at March 31, 2024 and December 31, 2023, respectively	180	152
Treasury stock, at cost, 12,617 shares at March 31, 2024 and December 31, 2023, respectively	(109,988)	(109,988)
Additional paid-in capital	70,100,520	68,910,370
Accumulated deficit	(58,946,492)	(56,574,896)
Total stockholders’ equity of The OLB Group and Subsidiaries	11,044,230	12,225,648
Noncontrolling interest	90,202	119,224
Total Stockholders’ Equity	11,134,432	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,280,541	$19,728,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Transaction and processing fees	$2,288,209	$6,353,471
Merchant equipment rental and sales	20,183	24,764
Revenue, net - bitcoin mining	211,617	166,749
Other revenue from monthly recurring subscriptions	108,868	77,605
Digital product revenue	867,305	—
Total revenue	3,496,182	6,622,589

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,753,593	5,077,434
Amortization expense	190,961	899,831
Depreciation expense	749,520	799,717
Salaries and wages	1,016,338	823,140
Professional fees	648,443	369,344
General and administrative expenses	1,024,892	1,055,257
Total operating expenses	6,383,747	9,024,723

Loss from operations	(2,887,565)	(2,402,134)

Other income (expense):
Realized gain (loss) on sale of bitcoin	225,229	(327,925)
Unrealized gain on investment	274,731	—
Interest expense	(13,013)	—
Other income	—	114,654
Total other income (expense)	486,947	(213,271)

Net loss before income taxes	(2,400,618)	(2,615,405)

Income tax expense	—	—

Net loss	(2,400,618)	(2,615,405)
Net loss attributed to noncontrolling interest	29,022	—
Net loss attributed to The OLB Group and Subsidiaries	(2,371,596)	(2,615,405)

Preferred dividends (related parties)	(31,311)	(30,630)

Net Loss Applicable to Common Shareholders	$(2,402,907)	$(2,646,035)

Net loss per common share, basic and diluted	$(0.14)	$(0.17)

Weighted average shares outstanding, basic and diluted	17,484,233	15,148,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	$10	1,797,583	$180	$70,100,520	$(109,988)	$(58,946,492)	$90,202	$11,134,432

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	1,021	$10	1,508,154	$151	$68,141,837	$(109,988)	$(33,394,233)	$34,637,777
Common stock issued to related parties for accrued liabilities	—	—	13,636	1	164,997	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	(30,630)
Stock based compensation					132,788			132,788
Net loss	—	—	—	—	—	—	(2,615,405)	(2,615,405)
Balance at March 31, 2023	1,021	$10	1,521,790	$152	$68,408,992	$(109,988)	$(36,009,638)	$32,289,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,400,618)	$(2,615,405)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	940,481	1,699,548
Stock based compensation	304,874	132,788
(Gain) loss on sale of bitcoin	(225,229)	327,925
Unrealized gain on investment	(274,731)	—
Changes in assets and liabilities:
Accounts receivable	259,616	(540,629)
Prepaid expenses and other current assets	572,045	(206,806)
Accounts payable	178,575	1,477,076
Accrued expenses	220,287	296,286
Net cash (used in) provided by operating activities	(424,700)	570,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(937,621)
Net cash used in investing activities	—	(937,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	91,020	71,953
Common stock sold for cash	9,775	—
Advances from related party	182,150	—
Proceeds from exercise of options – related party	6,840	—
Repayments on note payable	(40,772)	(74,514)
Net cash provided (used) by financing activities	249,013	(2,561)

Net change in cash	(175,687)	(369,399)
Cash – beginning of period	179,006	434,026
Cash – end of period	$3,319	$64,627

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$900,000	$164,998
Preferred stock dividends	$31,311	$30,630
Cancellation of operating leases	$—	$174,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

March 31, 2024

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

On June 24, 2022, the Company formed DMINT Real Estate Holdings, Inc., a wholly-owned subsidiary of DMINT. The purpose of DMINT Real Estate Holdings, Inc is to buy and hold real estate related to DMINT. Currently, its only asset is the building and property located in Selmer, Tennessee where all of the mining computers are located.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the period ended March 31, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2024 and December 31, 2023, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of March 31, 2024 and December 31, 2023. (see Note 16).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2024 and 2023 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for three months ended March 31, 2024 and 2023, does not include 20,000 and 113,594 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At March 31, 2024 and December 31, 2023, the carrying value of the Company’s bitcoin was $55,676 and $312,103, respectively. As of March 31, 2024, the Company had 0.13 bitcoin on hand which had a fair value of $9,088 based on the price of bitcoin of approximately $69,908. For the three months ended March 31, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $225,229 and $(327,925), respectively.

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

The Company recorded no impairment expense for the three months ended March 31, 2024 and 2023.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at December 31, 2023.

A summary of goodwill as of March 31, 2024, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023 (see Note 7)	1,281,673
Goodwill balance as of March 31, 2024	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance for doubtful accounts of $207,850 and $207,850 as of March 31, 2024 and December 31, 2023, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the three months ended March 31, 2024 and 2023 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of March 31, 2024 and December 31, 2023.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2024	2023
Transaction and processing fees from wholesale contracts	$1,947,572	$6,028,143
Transaction and processing fees from retail contracts	221,825	260,424
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	247,863	167,273
Bitcoin mining revenue	211,617	166,749
Digital product revenue	867,305	—
Total revenue from contracts with customers	$3,496,182	$6,622,589

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of bitcoin, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator provides the Company with confirmation of the consideration paid, at which time revenue is recognized. There is no significant financing component in these transactions.

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of March 31, 2024, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2024, the Company had cash of approximately $3,300, accounts receivable of approximately $207,000, invested funds of approximately $548,000 and bitcoin valued at $56,000. At March 31, 2024 the Company has a cash overdraft, accounts payable and accrued expenses of approximately $4,130,000. There is also a note payable of approximately $371,000, a related party payable of approximately $195,000 and preferred dividend due of approximately $450,000. To date, the Company has generated cash flows from operations, issuances of equity and indebtedness and during the period ended March 31, 2024 reported net cash used by operating activities of approximately $424,700.

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

Management believes that its current available resources, along with potential funds to be received from the ATM Offering, will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Merchant portfolios	$2,409,965	$2,409,965
Less accumulated amortization	(2,400,645)	(2,322,182)
Net residual portfolios	$9,320	$87,783

Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,500,000)
Net trade name	$—	$—

Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,199,987)	(1,087,489)
Net mineral rights	$3,299,965	$3,412,463

Total intangible assets, net	$3,309,285	$3,500,246

Amortization expense for the three months ended March 31, 2024 and 2023 was $190,961 and $899,831, respectively.

The Company’s merchant portfolio and tradename are being amortized over respective useful lives of 7 and 5 years and the Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2024	$456,584
2025	450,988
2026	450,988
2027	450,741
2028	449,995
Thereafter	1,049,989
Total	$3,309,285

The weighted average remaining useful life of amortizing intangible assets was 4.87 years at March 31, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(6,423,398)	(5,673,878)
Property and Equipment, net	$5,122,231	$5,871,751

Depreciation expense for the three months ended March 31, 2024 and 2023 was $749,520 and $799,717, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owns 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. The investment was locked up for two years and a redemption can be made after the expiration of the lock up period with 90 days written notice. The Fund may, at the discretion of the General Partner, compulsorily redeem all interests if the Net Asset Value of the Fund falls below $1,000,000. During the three months ended March 31, 2024 and 2023, the Company recognized an unrealized gain (loss) of $274,731 and $0, respectively, and as of March 31, 2024 and December 31, 2023, the investment in equity securities was $548,393 and $273,662, respectively.

NOTE 7 – BUSINESS COMBINATIONS

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $850,000.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the three months ended March 31, 2024, includes $867,305 of revenue and $1,012,487 of expenses of Cuentas SDI, LLC for a net loss of $145,182.

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

NOTE 8 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the three months ended March 31, 2024, the Company made repayments of $49,675. As of March 31, 2024, the note payable balance was $371,196, which included $4,109 of accrued interest.

NOTE 9 – STOCK OPTIONS

On January 3, 2024, the Company granted stock options to purchase 200,000 pre-split (20,000 post-split) shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. 50% of the options vested immediately, 25% of the options vest on the one year anniversary of the grant, and 25% of the options vest on the two year anniversary of the grant. The options have an exercise price of $0.01 per share pre-split ($0.10 per share post-split). The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01 (pre-split pricing), 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options will be recognized over the vesting period with credits to additional paid in capital.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 12 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 12 and Note 14).

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding January 1, 2023	137,566	$0.04
Granted	20,000	$0.10
Exercised	—	$—
Expired	(667)	$0.01
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding March 31, 2024	20,000	$0.10	$1,140,200
Shares exercisable at March 31, 2024	10,000	$0.10	$570,100

During the three months ended March 31, 2024 and 2023 the Company recognized $304,874 and $132,788, respectively, in stock-based compensation related to the above-mentioned options. As of March 31, 2024 there was $237,124 of unrecognized expense for the above-mentioned options and the weighted average contractual term of the options outstanding and of the option exercisable were 9.76 years.

NOTE 10 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2022	856,313	$68.33	3.00
Underwriter Warrant Exercised	—	$—
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, March 31, 2024	856,313	$68.33	2.33

NOTE 11 – OPERATING LEASES

On June 24, 2020, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease was for thirty-nine (39) months commencing September 1, 2020. The monthly base rent was $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term was $315,044 and $8,768 was payable as a security deposit. The first three months of rent were abated as eVance was not in default of any portion of the Lease. The lease has been extended on a month-to-month basis with a base rent of $8,554 per month.

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

Lease expense for the three months ended March 31, 2024 and 2023, was $22,072 and $42,408, respectively.  The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

As of March 31, 2024, there are no leases remaining with a term in excess of one year.

NOTE 12 – COMMON STOCK

On January 16, 2024, the Company issued 39,211 shares of common stock to Mr. Smith. The shares were issued for bonus compensation of $300,000 that was accrued as of December 31, 2023 (see Note 14).

On January 16, 2024, the Company issued 78,421 shares of common stock to Mr. Yakov. The shares were issued for bonus compensation of $600,000 that was accrued as of December 31, 2023 (see Note 14).

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 9 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 9 and Note 14).

During the three months ended March 31, 2024, the Company sold 1,408 shares of common stock for total proceeds of $9,775.

As of March 31, 2023 the Company reduced the common stock outstanding by 146 shares as a result of fractional shares not being issued in conjunction with the one-for-ten reverse stock split (see Note 18).

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of March 31, 2024 and 2023 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

On January 16, 2024, the Company issued 39,211 shares of common stock to Mr. Smith. The shares were issued for bonus compensation of $300,000 that was accrued as of December 31, 2023 (see Note 12).

On January 16, 2024, the Company issued 78,421 shares of common stock to Mr. Yakov. The shares were issued for bonus compensation of $600,000 that was accrued as of December 31, 2023 (see Note 12).

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 9 and Note 12).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 9 and Note 12).

During the three months ended March 31, 2024, Mr. Yakov made payments on behalf of the Company in the amount of $182,150. As of March 31, 2024, the Company owes Mr. Yakov $194,828. The amount is non-interest bearing and due on demand.

During the three months ended March 31, 2024 and 2023, the Company accrued $31,311 and $30,630, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. As of March 31, 2024 and December 31, 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $449,917 and $418,606, respectively.

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

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the three months ended March 31, 2023.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$3,169	$150	$3,319
Accounts receivable, net	207,274	—	207,274
Prepaid expenses	27,914	66,610	94,524
Other receivables	5,016	398,983	403,999
Investment in equity securities	—	548,393	548,393
Other current assets	—	55,676	55,676
Total Current Assets	243,373	1,069,812	1,313,185

Other Assets:
Property and equipment, net	46,418	5,075,813	5,122,231
Intangible assets, net	9,319	3,299,966	3,309,285
Goodwill	8,139,889	—	8,139,889
Other long-term assets	395,951	—	395,951
Total Other Assets	8,591,577	8,375,779	16,967,356

TOTAL ASSETS	$8,834,950	$9,445,591	$18,280,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$91,020	$—	$91,020
Accounts payable	3,229,475	475,788	3,705,263
Accrued expenses	214,012	119,873	333,885
Preferred dividend payable (related parties)	449,917	—	449,917
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	162,828	32,000	194,828
Note payable – current portion	371,196	—	371,196
Due to/from intercompany	(22,013,810)	22,013,810	—
Total Current Liabilities	(15,495,362)	22,641,471	7,146,109
Total Liabilities	(15,495,362)	22,641,471	7,146,109

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	180	—	180
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	70,100,520	—	70,100,520
Accumulated deficit	(45,750,612)	(13,195,880)	(58,946,492)
Total stockholders’ equity	24,240,110	(13,195,880)	11,044,230
Noncontrolling interest	90,202	—	90,202
Total Stockholders’ Equity	24,330,312	(13,195,880)	11,134,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,834,950	$9,445,591	$18,280,541

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$2,288,209	$—	$2,288,209
Merchant equipment rental and sales	20,183	—	20,183
Revenue, net - bitcoin mining	—	211,617	211,617
Other revenue from monthly recurring subscriptions	108,868	—	108,868
Digital product revenue	867,305	—	867,305
Total revenue	3,284,565	211,617	3,496,182

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,753,593	—	2,753,593
Amortization expense	78,462	112,499	190,961
Depreciation expense	28,476	721,044	749,520
Salaries and wages	740,713	275,625	1,016,338
Professional fees	602,193	46,250	648,443
General and administrative expenses	762,809	262,083	1,024,892
Total operating expenses	4,966,246	1,417,501	6,383,747

Loss from operations	(1,681,681)	(1,205,884)	(2,887,565)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(13,013)		(13,013)
Total other income	(13,013)	499,960	486,947

Net loss	(1,694,694)	(705,924)	(2,400,618)
Net loss attributed to noncontrolling interest	29,022	—	29,022
Net loss attributed to The OLB Group and Subsidiaries	(1,665,672)	(705,924)	(2,371,596)

Preferred dividends (related parties)	(31,311)	—	(31,311)

Net Loss Applicable to Common Shareholders	$(1,696,983)	$(705,924)	$(2,402,907)

NOTE 17 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of March 31, 2024 and December 31, 2023. Legal proceedings regarding this matter began in 2022 and have continued through 2024, see Note 15.

NOTE 18 – SUBSEQUENT EVENTS

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

On April 26, 2024, the Company filed with the Delaware Secretary of State a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) which became effective on April 26, 2024 to effect a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) The Reverse Stock Split was approved by the Company’s stockholders at a special meeting on April 26, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we issued cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,200 shares after taking into account an adjustment of 146 common shares due to the fact that no fractional shares were issued. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares. All shares reported in this Form 10Q have been retroactively restated to reflect the Reverse Stock Split as though it had occurred as of January 1, 2023.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with Cuentas, Inc. (“Seller”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500. As a result, effective May 20, 2024 the Company owns 100% of the LLC.

The Agreement contains a restrictive covenant whereby for a period of three (3) years from the Closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any Merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At December 31, 2023, DMINT had mined 31.06 Bitcoin.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

For the three months ended March 31, 2024, we had total revenue of $3,496,182 compared to $6,622,589 of revenue for the three months ended March 31, 2023, a decrease of $3,126,407 or 47.2%. For the three months ended March 31, 2024, we earned $2,288,209 in transaction and processing fees, $20,183 in merchant equipment rental and sales, $108,868 in other revenue from monthly recurring subscriptions, $211,617 of revenue from the Bitcoin Mining segment and $867,305 of revenue from the sale of digital products. For the three months ended March 31, 2023, we earned $6,353,471 in transaction and processing fees, $24,764 in merchant equipment rental and sales, $77,605 in other revenue from monthly recurring subscriptions and $166,749 of other revenue from the Cryptocurrency Mining segment. The decrease in revenue was a result of the loss of the CBD portfolio. Processing and servicing costs decreased by $2,323,841 or 45.8%, from $5,077,434 in the prior period to $2,753,593.

Amortization expense for the three months ended March 31, 2024, was $190,961 compared to $899,831 for the three months ended March 31, 2023 a decrease of $708,870 or 78.8%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the three months ended March 31, 2024. Depreciation expense for the three months ended March 31, 2024 was $749,520 compared to $799,717 for the three months ended March 31, 2023, a decrease of $50,197 or 6.3%. Our depreciation expense decrease is due to adjustments made in 2023 to depreciating the mining equipment.

Salary and wage expense for the three months ended March 31, 2024, was $1,016,338 compared to $823,140 for the three months ended March 31, 2023, an increase of $193,198 or 23.5%. Salary and wage expenses have increased due to an additional expense of $172,086 for option expense and $73,149 for Cuentas SDI, LLC and additional employees.

Professional fees for the three months ended March 31, 2024, were $648,443 compared to $369,344 for the three months ended March 31, 2023, an increase of $279,099 or 75.6%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal expenses relating to the preparation of a spin-off of DMINT during the 2024 period.

General and administrative expenses for the three months ended March 31, 2024, was $1,024,892 compared to $1,055,257 for the three months ended March 31, 2023, a decrease of $30,365 or 2.9%, an immaterial change period over period.

For the three months ended March 31, 2024, we had total other income of $486,947 from an unrealized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $13,013 of interest expense. For the three months ended March 31, 2023, we had total other expense of $213,271 from a $327,925 loss on the sale of bitcoin offset by other income of $114,654.

For the three months ended March 31, 2024, we had $29,022 of net loss attributed to the non-controlling interest of Cuentas SDI, LLC, due to the acquisition of 80.01% interest of the entity during the quarter ended June 30, 2023.

Our net loss for the three months ended March 31, 2024, after the reduction for minority interest, was $2,371,596 compared to $2,615,405 for the three months ended March 31, 2023. This was a decrease in our net loss of $243,810 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

For the three months ended March 31, 2024, we used $424,700 of cash in operating activities, which included our net loss of $2,400,618 offset by $940,481 for amortization and depreciation expense, $304,874 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $1,230,523.

For the three months ended March 31, 2024, we received net cash of $249,013 in financing activities as a result of receiving $182,150 from our CEO, $9,775 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $91,020. We made repayments on our note payable of $40,772.

Liquidity and Capital Resources

At March 31, 2024, the Company had cash of $3,319 and negative working capital of $5,832,924.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of March 31, 2024, the ATM Offering has resulted in net proceeds of $9,775.

During the three months ended March 31, 2024, Mr. Yakov made payments on behalf of the company in the amount of $182,150. As of March 31, 2024, the Company owes Mr. Yakov $194,828. The amount is non-interest bearing and due on demand.

The Company has reviewed its cash flow activity during 2023 and the first quarter ended March 31, 2024 and projected cash flow forecast for the remainder of 2024. At March 31, 2024, the Company had cash of approximately $3,300, accounts receivable of approximately $207,000, invested funds of approximately $548,000 and bitcoin valued at $56,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources, along with funds to be received from the ATM Offering, creates sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies.

Subsequent Events

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

On April 26, 2024, the Company filed with the Delaware Secretary of State a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) which became effective on April 26, 2024 to effect a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) The Reverse Stock Split was approved by the Company’s stockholders at a special meeting on April 26, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock will be automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we will issue cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,346 shares. The shares of Common Stock underlying the Company’s outstanding stock options and warrants will be similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with Cuentas, Inc. (“Seller”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500.00. As a result, effective May 20, 2024 the Company owns 100% of the LLC.

The Agreement contains a restrictive covenant whereby for a period of three (3) years from the Closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any Merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the first quarter ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio whereby the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio and FFS is claiming to be paid the full purchase price of the Acquired Merchant Portfolio,. In addition, in connection with the litigation with FFS, the Company has also made a claim against Clear Fork Bank (the “Bank”), the payment processing bank for the Acquired Merchant Portfolio, for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. However, the damages claimed have been materially reduced over time due to account balancing which was not completed at the time of the counterclaim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Membership Interest Purchase Agreement dated May 20, 2024 by and between the Company and Cuentas, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2024	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)