Form 10-Q
period 2024-06-30
OLB GROUP, INC.
filed 2024-08-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 1,810,200 shares of the issuer’s common stock issued and 1,797,583 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash	$53,265	$179,006
Accounts receivable, net	118,002	466,890
Prepaid expenses	13,678	184,913
Other receivables	403,999	403,999
Investment in equity securities	—	273,662
Other current assets	592	312,103
Total Current Assets	589,536	1,820,573

Other Assets:
Property and equipment, net	4,276,985	5,871,751
Intangible assets, net	3,191,439	3,500,246
Goodwill	8,139,889	8,139,889
Other long-term assets	395,952	395,952
Total Other Assets	16,004,265	17,907,838

TOTAL ASSETS	$16,593,801	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$30,599	$—
Accounts payable	4,228,779	3,526,689
Accrued expenses	454,298	1,017,708
Preferred dividend payable (related parties)	480,887	418,606
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	847,460	12,678
Note payable – current portion	277,452	258,819
Total Current Liabilities	8,319,475	7,234,500
Long Term Liabilities
Notes payable, net of current portion	—	149,039
Total Liabilities	8,319,475	7,383,539

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at December 31, 2023 and 2022	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 1,810,200 and 1,534,408 shares issued, 1,797,583 and 1,521,791 shares outstanding at June 30, 2024 and December 31, 2023, respectively	180	152
Treasury stock, at cost, 12,617 shares at June 30, 2024 and December 31, 2023, respectively	(109,988)	(109,988)
Additional paid-in capital	70,007,650	68,910,370
Accumulated deficit	(61,623,526)	(56,574,896)
Total stockholders’ equity of The OLB Group and Subsidiaries	8,274,326	12,225,648
Noncontrolling interest	—	119,224
Total Stockholders’ Equity	8,274,326	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,593,801	$19,728,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Transaction and processing fees	$2,484,193	$7,755,248	$4,772,402	$14,108,719
Merchant equipment rental and sales	27,940	22,519	48,123	47,283
Revenue, net - cryptocurrency mining	52,319	137,541	263,936	304,290
Other revenue from monthly recurring subscriptions	145,026	71,268	253,894	148,873
Digital product revenue	811,676	357,436	1,678,981	357,436
Total revenue	3,521,154	8,344,012	7,017,336	14,966,601

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,972,679	5,390,675	5,726,272	10,468,109
Amortization and depreciation expense	117,847	899,831	308,808	1,799,662
Depreciation expense – cryptocurrency mining	843,671	799,716	1,593,191	1,599,433
Salaries and wages	689,198	692,480	1,705,536	1,382,832
Professional fees	564,855	219,782	1,213,298	589,126
General and administrative expenses	947,987	973,264	1,972,879	2,161,309
Total operating expenses	6,136,237	8,975,748	12,519,984	18,000,471

Loss from operations	(2,615,083)	(631,736)	(5,502,648)	(3,033,870)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	—	48,683	225,229	(279,242)
Unrealized (loss) gain on investment	—	(6,490)	274,731	(6,490)
Interest expense	(32,929)	—	(45,942)	—
Other income	—	—	—	114,654
Total other income (expense)	(32,929)	42,193	454,018	(171,078)

Net Loss before income taxes	(2,648,012)	(589,543)	(5,048,630)	(3,204,948)

Income tax expense	—	—	—	—

Net Loss	(2,648,012)	(589,543)	(5,048,630)	(3,204,948)
Net income attributed to noncontrolling interest	—	1,725	—	1,725
Net loss attributed to The OLB Group and Subsidiaries	(2,648,012)	(587,818)	(5,048,630)	(3,203,223)

Preferred dividends (related parties)	(30,970)	(30,970)	(62,281)	(61,600)

Net Loss Applicable to Common Shareholders	$(2,678,982)	$(618,788)	$(5,110,911)	$(3,264,823)

Net loss per common share, basic and diluted	$(1.49)	$(0.41)	$(2.88)	$(2.16)

Weighted average shares outstanding, basic and diluted	1,797,583	1,514,821	1,773,133	1,514,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	10	1,797,583	180	70,100,520	(109,988)	(58,946,492)	90,202	11,134,432
Preferred stock dividends-related party	—	—	—	—	(30,970)	—	—	—	(30,970)
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Derecognition of noncontrolling interest	—	—	—	—	(95,775)	—	(29,022)	(90,202)	(214,999)
Net loss	—	—	—	—	—	—	(2,648,012)	—	(2,648,012)
Balance at June 30, 2024	1,021	$10	1,797,583	$180	$70,007,650	$(109,988)	$(61,623,526)	$—	$8,274,326

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2022	1,021	$10	1,508,154	$151	$68,141,837	$(109,988)	$(33,394,233)	$—	$34,637,777
Common stock issued for director services	—	—	13,636	1	164,997	—	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock based compensation					132,788			—	132,788
Net loss	—	—	—	—	—	—	(2,615,405)	—	(2,615,405)
Balance at March 31, 2023	1,021	10	1,521,790	152	68,408,992	(109,988)	(36,009,638)	—	32,289,528
Preferred stock dividends	—	—	—	—	(30,970)	—	—	—	(30,970)
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Net loss	—	—	—	—	—	—	(587,818)	(1,725)	(589,543)
Balance at June 30, 2023	1,021	$10	1,521,790	$152	$68,378,022	$(109,988)	$(36,597,456)	$210,775	$31,881,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,048,630)	$(3,204,948)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	1,901,999	3,399,095
Stock based compensation	338,750	132,788
Operating lease expense, net of repayment	—	(8,444)
(Gain) loss on sale of bitcoin	(225,229)	279,242
Unrealized gain on investment	(274,731)	—
Changes in assets and liabilities:
Accounts receivable	348,888	(795,499)
Prepaid expenses and other current assets	710,049	479,631
Other long-term assets	—	77,000
Accounts payable	702,090	1,172,389
Customer deposits	—	19,947
Accrued expenses	336,590	301,048
Net cash (used in) provided by operating activities	(1,210,224)	1,852,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	548,393	—
Acquisition of 19.99% interest in Cuentas SDI, LLC	(215,500)	—
Acquisition of property and equipment	—	(1,145,421)
Purchase of 80.01% interest in Cuentas SDI, LLC	—	(850,000)
Net cash provided (used) by investing activities	332,893	(1,995,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	30,599	(8,050)
Common stock sold for cash	9,775	—
Advances from related party	834,782	—
Proceeds from exercise of options – related party	6,840	—
Repayments on note payable	(130,406)	(149,027)
Net cash provided (used) by financing activities	751,590	(157,077)

Net change in cash	(125,741)	(300,249)
Cash – beginning of period	179,006	434,026
Cash – end of period	$53,265	$133,777

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$900,000	$164,998
Preferred stock dividends	$62,281	$61,600
Cancellation of operating leases	$—	$174,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2024

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Bitcoin Mining Business segments.

Fintech Services:

The Company provides integrated financial and transaction processing services (“Fintech Services”) to businesses throughout the United States. Through its eVance, Inc. subsidiary (“eVance”), the Company provides an integrated suite of third-party merchant payment processing services and related proprietary software enabling products that deliver credit and debit card-based internet payment processing solutions primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions. eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants than do retail ISOs and as a result, receives additional consideration for this service and risk. The Company’s Securus365, Inc. (“Securus365”) subsidiary operates as a retail ISO and receives residual income as commission for merchants it places with third party processors. The Company’s eVance Capital, Inc. subsidiary provides lending services to merchants processing with eVance, Inc.

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

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with Cuentas, Inc. (“Seller”) whereby it acquired the remaining 19.99% of the membership interests of SDI for a purchase price of $215,500. As a result, effective May 20, 2024 the Company owns 100% of SDI.

The Company also provides ecommerce development and consulting services on a project-by-project basis.

Bitcoin Mining Business:

On July 23, 2021, the Company formed DMINT, Inc., a wholly-owned subsidiary (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Bitcoin Business”).

On June 24, 2022, the Company formed DMINT Real Estate Holdings, Inc., a wholly-owned subsidiary of DMINT. The purpose of DMINT Real Estate Holdings, Inc. is to buy and hold real estate related to DMINT. Currently, its only asset is the building and property located in Selmer, Tennessee where all of the mining computers are located.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc., eVance Capital Inc., Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., DMINT Real Estate Holdings and Cuentas SDI, LLC.

All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the period ended June 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2024 and December 31, 2023, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of June 30, 2024 and December 31, 2023. (see Note 16).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2024 and 2023 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for six months ended June 30, 2024 and 2023, does not include 20,000 and 125,246 options, respectively, to purchase common stock because of their anti-dilutive effect.

Investments in Equity Securities

The Company accounts for its investments under ASC 321, “Investments – Equity Securities,” which requires that investments in equity securities be measured at fair value with changes in value recorded as unrealized gains and losses in current period operations.

Bitcoin

The Company obtains bitcoin through our mining activities, which is accounted for in connection with our revenue recognition policy. The bitcoin held is recorded as other assets in the Consolidated Balance Sheets and is accounted for as indefinite-lived intangible assets initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). The use of bitcoin is accounted for in accordance with the first in first out method of accounting. We do not amortize our bitcoin but assess the value for impairment as further discussed in our impairment policy. There was no impairment to the bitcoin value for periods ending June 30 2024 and 2023.

At June 30, 2024 and December 31, 2023, the carrying value of the Company’s bitcoin was $592 and $312,103, respectively. As of June 30, 2024, the Company had 0.001 bitcoin on hand which had a fair value of $626 based on the price of bitcoin of approximately $62,678. For the three months ended June 30, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $0 and $48,683, respectively. For the six months ended June 30, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $225,229 and $(279,242), respectively. For the three months ended June 30, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $0 and $48,683, respectively.

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

The Company recorded no impairment expense for the three and six months ended June 30, 2024 and 2023.

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

A summary of goodwill as of June 30, 2024, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023 (see Note 7)	1,281,673
Goodwill balance as of June 30, 2024	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance for doubtful accounts of $207,850 and $207,850 as of June 30, 2024 and December 31, 2023, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the six months ended June 30, 2024 and 2023 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of June 30, 2024 and December 31, 2023.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Transaction and processing fees from wholesale contracts	$2,139,529	$7,221,995	$4,087,101	$13,250,138
Transaction and processing fees from retail contracts	$463,476	$332,731	$685,301	$593,155
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	$54,154	$294,309	$302,017	$461,582
Cryptocurrency mining revenues	$52,319	$137,541	$263,936	$304,290
Digital product revenue	$811,676	$357,436	$1,678,981	$357,436
Total revenue from contracts with customers	$3,521,154	$8,344,012	$7,017,336	$14,966,601

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

In retail contracts, the Company is not responsible for merchant underwriting, has no chargeback liability and has no or limited contractual relationship with the merchant. The Company has concluded it is the agent. As such, the Company records the net amount it receives from the processor, after interchange and other interchange and other processing fees, as revenue.

Merchant equipment rental and sales

The Company generates revenue through the sale and rental of merchant equipment. The Company has concluded it is the principal in these transactions. The Company satisfies its performance obligation upon delivery of equipment to merchants and recognizes revenue at a point in time. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices customers upon delivery of the equipment to merchants, and payments from such customers are due upon invoicing. The Company offers hardware installment sales to customers with terms ranging from three to forty-eight months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue separate from hardware revenue, within subscription and services-based revenue, over the terms of the arrangement with the customer. Pursuant to practical expedients afforded under ASC 606, the Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of June 30, 2024, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2024, the Company had cash of approximately $53,000, accounts receivable of approximately $118,000, and other prepaids and receivables of approximately $418,000. At June 30, 2024 the Company has a cash overdraft, accounts payable and accrued expenses of approximately $4,714,000. There is also a note payable of approximately $277,000, a related party payable of approximately $847,000 and preferred dividend due of approximately $481,000. To date, the Company has generated cash flows from operations, issuances of equity and indebtedness and during the period ended June 30, 2024 reported net cash used by operating activities of approximately $877,000.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Merchant portfolios	$2,409,965	$2,409,965
Less accumulated amortization	(2,405,993)	(2,322,182)
Net residual portfolios	$3,972	$87,783

Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,500,000)
Net trade name	$—	$—

Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,312,485)	(1,087,489)
Net mineral rights	$3,187,467	$3,412,463

Total intangible assets, net	$3,191,439	$3,500,246

Amortization expense for the six months ended June 30, 2024 and 2023 was $308,808 and $1,799,662, respectively.

Amortization expense for the three months ended June 30, 2024 and 2023 was $117,847 and $899,831, respectively.

The Company’s merchant portfolio and tradename are being amortized over respective useful lives of 7 and 5 years and the Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2024	$338,738
2025	450,988
2026	450,988
2027	450,741
2028	449,995
Thereafter	1,049,989
Total	$3,191,439

The weighted average remaining useful life of amortizing intangible assets was 4.62 years at June 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(7,268,644)	(5,673,878)
Property and Equipment, net	$4,276,985	$5,871,751

Depreciation expense for the three and six months ended June 30, 2024 was $843,671 and $1,593,191, respectively.

Depreciation expense for the three and six months ended June 30, 2023 was $799,716 and $1,599,433, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. The investment was locked up for two years and a redemption can be made after the expiration of the lock up period with 90 days written notice. The Fund may, at the discretion of the General Partner, compulsorily redeem all interests if the Net Asset Value of the Fund falls below $1,000,000. During the six months ended June 30, 2024 and 2023, the Company recognized an unrealized gain (loss) of $274,731 and ($6,490), respectively. During the six months ended June 30, 2024, the Company redeemed the Fund and received proceeds of $548,393. As of June 30, 2024 and December 31, 2023, the investment in equity securities was $0 and $273,662, respectively.

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

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with Cuentas, Inc. (“Seller”) whereby it acquired the remaining 19.99% of the membership interests of SDI for a purchase price of $215,500. As a result, effective May 20, 2024 the Company owns 100% of SDI. The acquisition of the 19.99% interest is accounted for as a capital transaction in the statement of changes in stockholders’ equity.

NOTE 8 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the six months ended June 30, 2024, the Company made repayments of $173,864. As of June 30, 2024, the note payable balance was $277,452.

NOTE 9 – STOCK OPTIONS

On January 3, 2024, the Company granted stock options to purchase 200,000 pre-split (20,000 post-split) shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. 50% of the options vested immediately, 25% of the options vest on the one-year anniversary of the grant, and 25% of the options vest on the two - year anniversary of the grant. The options have an exercise price of $0.01 per share pre-split ($0.10 per share post-split). The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01 (pre-split pricing), 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options will be recognized over the vesting period with credits to additional paid in capital.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 12 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 12 and Note 14).

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding January 1, 2023	137,566	$0.04
Granted	20,000	$0.10
Exercised	—	$—
Expired	(667)	$0.01
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding June 30, 2024	20,000	$0.10	$58,000
Shares exercisable at June 30, 2024	10,000	$0.10	$29,000

During the six months ended June 30, 2024 and 2023 the Company recognized $338,750 and $132,787, respectively, in stock-based compensation related to the above-mentioned options. During the three months ended June 30, 2024 and 2023 the Company recognized $33,875 and $0, respectively, in stock-based compensation related to the above-mentioned options. As of June 30, 2024 there was $203,249 of unrecognized expense for the above-mentioned options is expected to extend for 1.51 years and the weighted average contractual term of the options outstanding and of the option exercisable were 9.51 years.

NOTE 10 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2022	856,313	$68.33	3.00
Underwriter Warrant Exercised	—	$—
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, June 30, 2024	856,313	$68.33	2.08

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

Lease expense for the six months ended June 30, 2024 and 2023, was $51,101 and $67,742, respectively. Lease expense for the three months ended June 30, 2024 and 2023, was $29,029 and $25,334, respectively. The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

As of June 30, 2024, there are no leases remaining with a term in excess of one year.

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

During the six months ended June 30, 2024, the Company sold 1,408 shares of common stock for total proceeds of $9,775.

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

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of June 30, 2024 and 2023 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 9 and Note 12). The exercise included 76,792 options (post-split) Mr. Yakov purchased from Cai Energy Blockchain, Inc. in November 2022.

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 9 and Note 12).

During the six months ended June 30, 2024, Mr. Yakov made payments on behalf of the Company in the amount of $834,782. As of June 30, 2024, the Company owes Mr. Yakov $847,460. The amount is non-interest bearing and due on demand. Interest will begin to accrue in Q3 2024.

During the six months ended June 30, 2024 and 2023, the Company accrued $62,281 and $61,600, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. During the three months ended June 30, 2024 and 2023, the Company accrued $30,970 and $30,970, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. As of June 30, 2024 and December 31, 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $480,887 and $418,606, respectively.

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

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the six months ended June 30, 2023.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$47,018	$6,247	$53,265
Accounts receivable, net	118,002	—	118,002
Prepaid expenses	13,678	—	13,678
Other receivables	5,016	398,983	403,999
Other current assets	—	592	592
Total Current Assets	183,714	405,822	589,536

Other Assets:
Property and equipment, net	17,942	4,259,043	4,276,985
Intangible assets, net	3,972	3,187,467	3,191,439
Goodwill	8,139,889	—	8,139,889
Other long-term assets	395,952	—	395,952
Total Other Assets	8,557,755	7,446,510	16,004,265

TOTAL ASSETS	$8,741,469	$7,852,332	$16,593,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$30,599	$—	$30,599
Accounts payable	3,521,722	707,057	4,228,779
Accrued expenses	334,425	119,873	454,298
Preferred dividend payable (related parties)	480,887	—	480,887
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	815,460	32,000	847,460
Note payable – current portion	277,452	—	277,452
Due to/from intercompany	(21,734,361)	21,734,361	—
Total Liabilities	(14,273,816)	22,593,291	8,319,475

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	180	—	180
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	70,007,650	—	70,007,650
Accumulated deficit	(46,882,767)	(14,740,959)	(61,623,526)
Total stockholders’ equity	23,015,285	(14,740,959)	8,274,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,741,469	$7,852,332	$16,593,801

For the Six Months Ended June 30, 2024
	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$4,772,402	$—	$4,772,402
Merchant equipment rental and sales	48,123	—	48,123
Revenue, net - bitcoin mining	—	263,936	263,936
Other revenue from monthly recurring subscriptions	253,894	—	253,894
Digital product revenue	1,678,981	—	1,678,981
Total revenue	6,753,400	263,936	7,017,336

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,726,272	—	5,726,272
Amortization expense	196,309	112,499	308,808
Depreciation expense	55,376	1,537,815	1,593,191
Salaries and wages	1,195,408	510,128	1,705,536
Professional fees	1,022,797	190,501	1,213,298
General and administrative expenses	1,308,923	663,956	1,972,879
Total operating expenses	9,505,085	3,014,899	12,519,984

Loss from operations	(2,751,684)	(2,750,963)	(5,502,648)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(45,942)		(45,942)
Total other income	(45,942)	499,960	454,018

Net loss	(2,797,627)	(2,251,003)	(5,048,630)

Preferred dividends (related parties)	(62,281)	—	(62,281)

Net Loss Applicable to Common Shareholders	$(2,859,908)	$(2,251,003)	$(5,110,911)

NOTE 17 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of June 30, 2024 and December 31, 2023. Legal proceedings regarding this matter began in 2022 and have continued through 2024, see Note 15.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that is has the following material subsequent events to disclose in these financial statements.

On August 12, 2024, the Company entered into an agreement with Yakov Holdings LLC, an entity controlled by Mr. Yakov (the “Yakov LLC”) whereby the Yakov LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the "Yakov LLC Loan"). The Yakov LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov LLC Loan is twelve percent (12%) and it matures on June 18, 2025. In addition, the Yakov LLC Loan is secured by a first priority security interest for the benefit of the Yakov LLC over all of the assets of the Company.

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

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with Cuentas, Inc. (“Seller”) whereby it acquired the remaining 19.99% of the membership interests of SDI for a purchase price of $215,500. As a result, effective May 20, 2024 the Company owns 100% of SDI.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

For the three months ended June 30, 2024, we had total revenue of $3,521,154 compared to $8,344,012 of revenue for the three months ended June 30, 2023, a decrease of $4,822,858 or 57.8%. For the three months ended June 30, 2024, we earned $2,484,193 in transaction and processing fees, $27,940 in merchant equipment rental and sales, $145,026 in other revenue from monthly recurring subscriptions, $52,319 of revenue from the Bitcoin Mining segment and $811,676 of revenue from the sale of digital products. For the three months ended June 30, 2023, we earned $7,755,248 in transaction and processing fees, $22,519 in merchant equipment rental and sales, $71,268 in other revenue from monthly recurring subscriptions, $137,541 of revenue from the Cryptocurrency Mining segment and $357,436 of revenue from the sale of digital products. The decrease in revenue was a result of the loss of the CBD portfolio. Processing and servicing costs decreased by $2,417,996 or 44.9%, from $5,390,675 in the prior period to $2,972,679.

Amortization expense for the three months ended June 30, 2024, was $117,847 compared to $899,831 for the three months ended June 30, 2023 a decrease of $781,984 or 86.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the three months ended June 30, 2024. Depreciation expense for cryptocurrency mining equipment for the three months ended June 30, 2024 was $843,671 compared to $799,716 for the three months ended June 30, 2023, an increase of $43,955 or 5.5%. Our depreciation expense increase is due to adjustments made in 2023 to depreciating the mining equipment.

Salary and wage expense for the three months ended June 30, 2024, was $689,198 compared to $692,480 for the three months ended June 30, 2023, a decrease of $3,282 or 0.5%. an immaterial change period over period.

Professional fees for the three months ended June 30, 2024, were $564,855 compared to $219,782 for the three months ended June 30, 2023, an increase of $345,073 or 157%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal expenses relating to the preparation of a spin-off of DMINT during the 2024 period.

General and administrative expenses for the three months ended June 30, 2024, was $947,987 compared to $973,264 for the three months ended June 30, 2023, a decrease of $25,277 or 2.6%, an immaterial change period over period.

For the three months ended June 30, 2024, we had total other expense of $32,929 from interest expense. For the three months ended June 30, 2023, we had total other income of $42,193 from a $48,683 on the sale of bitcoin offset by a $6,490 loss on investment.

Our net loss for the three months ended June 30, 2024, was $2,648,012 compared to $589,543 for the three months ended June 30, 2023. This was a decrease in our net loss of $2,058,469 for the reasons discussed above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

For the six months ended June 30, 2024, we had total revenue of $7,017,336 compared to $14,966,601 of revenue for the six months ended June 30, 2023, a decrease of $7,949,265 or 53.1%. For the six months ended June 30, 2024, we earned $4,772,402 in transaction and processing fees, $48,123 in merchant equipment rental and sales, $253,894 in other revenue from monthly recurring subscriptions, $263,936 of revenue from the Bitcoin Mining segment and $1,678,981 of revenue from the sale of digital products. For the six months ended June 30, 2023, we $14,108,719 in transaction and processing fees, $47,283 in merchant equipment rental and sales, $148,873 in other revenue from monthly recurring subscriptions, $304,290 of other revenue from the Cryptocurrency Mining segment and $357,436 of revenue from the sale of digital products. The decrease in revenue was a result of the loss of the CBD portfolio. Processing and servicing costs decreased by $4,741,837 or 45.3%, from $10,468,109 in the prior period to $5,726,272.

Amortization expense for the six months ended June 30, 2024, was $308,808 compared to $1,799,662 for the six months ended June 30, 2023 a decrease of $1,490,854 or 82.8%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the six months ended June 30, 2024. Depreciation expense for cryptocurrency mining equipment for the six months ended June 30, 2024 was $1,593,191 compared to $1,599,433 for the six months ended June 30, 2023, a decrease of only $6,242 or 0.4%.

Salary and wage expense for the six months ended June 30, 2024, was $1,705,536 compared to $1,382,832 for the six months ended June 30, 2023, an increase of $322,705 or 23.3%. Salary and wage expenses have increased due to additional expense for Cuentas SDI, LLC employees.

Professional fees for the six months ended June 30, 2024, were $1,213,298 compared to $589,126 for the six months ended June 30, 2023, an increase of $624,172 or 105.9%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal expenses relating to the preparation of a spin-off of DMINT during the 2024 period.

General and administrative expenses for the six months ended June 30, 2024, was $1,972,879 compared to $2,161,309 for the six months ended June 30, 2023, a decrease of $188,430 or 8.7%, an immaterial change period over period.

For the six months ended June 30, 2024, we had total other income of $454,018 from an unrealized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $45,942 of interest expense. For the six months ended June 30, 2023, we had total other expense of $171,078 from an unrealized loss on investment of $6,490, a $279,242 loss on the sale of bitcoin offset by other income of $114,654.

Our net loss for the six months ended June 30, 2024, was $5,048,630 compared to $3,204,948 for the six months ended June 30, 2023. This was an increase in our net loss of $1,843,682 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

For the six months ended June 30, 2024, we used $1,210,224 of cash in operating activities, which included our net loss of $5,048,630 offset by $1,901,999 for amortization and depreciation expense, $338,750 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $2,097,617. For the six months ended June 30, 2023, we received $1,852,249 of cash from operating activities, which included our net loss of $3,204,948 plus our operating lease expense, net of repayment of $8,444 offset by $3,399,095 for amortization and depreciation expense, $132,788 for stock-based compensation, $279,242 from the loss on sale of cryptocurrency and net changes in operating assets and liabilities of $1,254,516.

For the six months ended June 30, 2024, we received $548,393 from the sale of investment and used $215,500 to purchase the remaining 19.99% interest in Cuentas SDI, LLC. For the six months ended June 30, 2023, we used $1,145,421 for the acquisition of property and equipment and $850,00 to purchase an 80.01% interest in Cuentas SDI, LLC. For six months ended June 30, 2023 we used $1,995,421 in investing activities as a result of the acquisition of property and equipment of $1,145,421 and the purchase of an 80.01% interest in Cuentas SDI, LLC for $850,000.

For the six months ended June 30, 2024, we received net cash of $751,590 in financing activities as a result of receiving $834,782 from our CEO, $9,775 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $30,559. We made repayments on our note payable of $130,406. For the six months ended June 30, 2023, we used net cash of $157,077 in financing activities as a result of a cash overdraft of $8,050 and payments on a note payable of $149,027.

Liquidity and Capital Resources

At June 30, 2024, the Company had cash of $53,265 and negative working capital of $7,729,939.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of June 30, 2024, the ATM Offering has resulted in net proceeds of $9,775.

During the six months ended June 30, 2024, Mr. Yakov made payments on behalf of the company in the amount of $834,782. As of June 30, 2024, the Company owes Mr. Yakov $847,460. The amount is non-interest bearing and due on demand.

On August 12, 2024, the Company entered into an agreement with Yakov Holdings LLC, an entity controlled by Mr. Yakov (the “Yakov LLC”) whereby the Yakov LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the "Yakov LLC Loan"). The Yakov LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov LLC Loan is twelve percent (12%) and it matures on June 18, 2025. In addition, the Yakov LLC Loan is secured by a first priority security interest for the benefit of the Yakov LLC over all of the assets of the Company.

The Company has reviewed its cash flow activity during 2023 and the first six months ended June 30, 2024 and projected cash flow forecast for the remainder of 2024. At June 30, 2024, the Company had cash of approximately $53,000, accounts receivable of approximately $118,000, and other prepaids and receivables of approximately $418,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources, along with funds to be received from the ATM Offering, creates sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio whereby the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio and FFS is claiming to be paid the full purchase price of the Acquired Merchant Portfolio. In addition, in connection with the litigation with FFS, the Company has also made a claim against Clear Fork Bank (the “Bank”), the payment processing bank for the Acquired Merchant Portfolio, for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. However, the damages claimed have been materially reduced over time due to account balancing which was not completed at the time of the counterclaim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Secured Convertible Promissory Note Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and The OLB Group, Inc.
10.2	Security Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and the OLB Group, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)