Form 10-Q
period 2024-09-30
OLB GROUP, INC.
filed 2024-11-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 2,164,976 shares of the issuer’s common stock issued and 2,152,359 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash	$41,288	$179,006
Accounts receivable, net	87,036	466,890
Prepaid expenses	13,678	184,913
Other receivables	491,891	403,999
Investment in equity securities	—	273,662
Other current assets	9,459	312,103
Total Current Assets	643,352	1,820,573

Other Assets:
Property and equipment, net	3,620,968	5,871,751
Intangible assets, net	3,078,692	3,500,246
Goodwill	8,139,889	8,139,889
Other long-term assets	395,952	395,952
Total Other Assets	15,235,501	17,907,838

TOTAL ASSETS	$15,878,853	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$30,735	$—
Accounts payable	4,374,986	3,526,689
Accrued expenses	824,743	1,017,708
Preferred dividend payable (related parties)	512,198	418,606
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	107,063	12,678
Note payable – current portion	252,614	258,819
Total Current Liabilities	8,102,339	7,234,500
Long Term Liabilities
Notes payable, net of current portion	—	149,039
Convertible note payable –related party	1,096,897	—
Total Liabilities	9,199,236	7,383,539

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 1,821,725 and 1,547,025 shares issued, 1,809,108 and 1,521,791 shares outstanding at September 30, 2024 and December 31, 2023, respectively	181	152
Treasury stock, at cost, 12,617 shares at September 30, 2024 and December 31, 2023, respectively	(109,988)	(109,988)
Common stock receivable	(1,565)	—
Additional paid-in capital	70,044,763	68,910,370
Accumulated deficit	(63,253,784)	(56,574,896)
Total stockholders’ equity of The OLB Group and Subsidiaries	6,679,617	12,225,648
Non-controlling interest	—	119,224
Total Stockholders’ Equity	6,679,617	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,878,853	$19,728,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Transaction and processing fees	$2,569,596	$8,331,185	$7,341,998	$22,439,904
Merchant equipment rental and sales	16,120	21,160	64,243	68,443
Revenue, net - cryptocurrency mining	88,078	95,667	341,972	399,957
Other revenue from monthly recurring subscriptions	43,349	147,068	307,285	295,941
Digital product revenue	366,779	1,099,360	2,045,760	1,456,796
Total revenue	3,083,922	9,694,440	10,101,258	24,661,041

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,604,414	6,446,563	8,330,686	16,914,672
Amortization and depreciation expense	112,499	933,053	421,307	2,732,715
Depreciation expense – cryptocurrency mining	656,017	877,521	2,249,208	2,476,954
Salaries and wages	604,784	687,456	2,310,320	2,070,288
Professional fees	453,672	707,900	1,666,970	1,297,026
General and administrative expenses	282,794	1,901,850	2,255,673	4,063,159
Total operating expenses	4,714,180	11,554,343	17,234,164	29,554,814

Loss from operations	(1,630,258)	(1,859,903)	(7,132,906)	(4,893,773)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	—	—	225,229	(279,242)
Realized gain and unrealized (loss) gain on investment	—	(24,947)	274,731	(31,437)
Interest expense	—	—	(45,942)	—
Other income	—	—	—	114,654
Total other income (expense)	—	(24,947)	454,018	(196,025)

Net loss before income taxes	(1,630,258)	(1,884,850)	(6,678,888)	(5,089,798)

Income tax expense	—	—	—	—

Net loss	(1,630,258)	(1,884,850)	(6,678,888)	(5,089,798)
Net income attributed to noncontrolling interest	—	83,112	—	81,387
Net loss attributed to The OLB Group and Subsidiaries	(1,630,258)	(1,801,738)	(6,678,888)	(5,008,411)

Preferred dividends (related parties)	(31,311)	(31,311)	(93,592)	(92,911)

Net loss Applicable to Common Shareholders	$(1,661,569)	$(1,833,049)	$(6,772,480)	$(5,101,322)

Net loss per common share, basic and diluted	$(0.92)	$(1.21)	$(3.80)	$(3.37)

Weighted average shares outstanding, basic and diluted	1,798,393	1,514,821	1,782,566	1,514,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Treasury	Common Stock	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Receivable	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$—	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	10	1,797,583	180	70,100,520	(109,988)	—	(58,946,492)	90,202	11,134,432
Preferred stock dividends-related party	—	—	—	—	(30,970)	—	—	—	—	(30,970)
Stock-based compensation	—	—	—	—	33,875	—	—	—	—	33,875
Derecognition of non controlling interest	—	—	—	—	(95,775)	—	—	(29,022)	(90,202)	(214,999)
Net loss	—	—	—	—	—	—	—	(2,648,012)	—	(2,648,012)
Balance at June 30, 2024	1,021	10	1,797,583	180	70,007,749	(109,988)	—	(61,623,526)	—	8,274,425
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	33,874	—	—	—	—	33,874
Common stock sold for cash			11,525	1	34,451	—	(1,565)	—	—	32,887
Net loss	—	—	—	—	—	—	—	(1,630,258)	—	(1,630,258)
Balance at September 30, 2024	1,021	$10	1,809,108	$181	$70,044,763	$(109,988)	$(1,565)	$(63,253,784)	$—	$6,679,617

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2022	1,021	$10	1,508,154	$151	$68,141,837	$(109,988)	$(33,394,233)	$—	$34,637,777
Common stock issued for director services	—	—	13,636	1	164,997	—	—	—	164,998
Preferred stock dividends	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock based compensation					132,788			—	132,788
Net loss	—	—	—	—	—	—	(2,615,405)	—	(2,615,405)
Balance at March 31, 2023	1,021	10	1,521,790	152	68,408,992	(109,988)	(36,009,638)	—	32,289,528
Preferred stock dividends	—	—	—	—	(30,970)	—	—	—	(30,970)
Recognition of non-controlling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Net loss	—	—	—	—	—	—	(587,818)	(1,725)	(589,543)
Balance at June 30, 2023	1,021	10	1,521,790	152	68,378,022	(109,988)	(36,597,456)	210,775	31,881,515
Preferred stock dividends	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock based compensation	—	—	—	—	28,817	—	—	——	28,817
Net loss	—	—	—	—	—	—	(1,801,738)	(83,112)	(1,884,850)
Balance at September 30, 2023	1,021	$10	1,521,790	$152	$68,375,528	$(109,988)	$(38,399,194)	$127,663	$29,994,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,678,888)	$(5,089,798)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	2,670,515	5,209,669
Stock based compensation	372,624	161,605
Operating lease expense, net of repayment	—	(8,444)
(Gain) loss on sale of bitcoin	(225,229)	279,242
Realized gain on investment	(274,731)	—
Changes in assets and liabilities:
Accounts receivable	379,854	(1,228,529)
Prepaid expenses and other current assets	613,637	407,220
Other long-term assets	—	102,000
Accounts payable	848,297	1,735,877
Customer deposits	—	(28,096)
Accrued expenses	707,035	424,231
Net cash (used in) provided by operating activities	(1,586,886)	1,964,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	548,393	—
Acquisition of 19.99% interest in Moola Cloud, LLC	(215,500)	—
Acquisition of property and equipment	—	(1,229,630)
Purchase of 80.01% interest in Moola Cloud, LLC	—	(850,000)
Net cash provided by (used in) investing activities	332,893	(2,079,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	30,735	(8,050)
Common stock sold for cash	42,662	—
Advances from related party	1,191,282	—
Proceeds from exercise of options – related party	6,840	—
Repayments on note payable	(155,244)	(223,540)
Net cash provided by (used in) by financing activities	1,116,275	(231,590)

Net change in cash	(137,718)	(346,243)
Cash – beginning of period	179,006	434,026
Cash – end of period	$41,288	$87,783

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$900,000	$164,998
Common stock receivable	$1,565	$—
Preferred stock dividends	$93,592	$92,911
Cancellation of operating leases	$—	$174,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (formerly Cuentas SDI, LLC, the “LLC”). The LLC owns the platform of Black011.com and the network serving over 31,000 convenience stores (“Bodegas”) in and around New York and New Jersey (see Note 7).

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC.

On August 14, 2024, Cuentas LLC changed its name to Moola Cloud, LLC.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2024 and not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., DMINT Real Estate Holdings and Moola Cloud, LLC.

All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the period ended September 30, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2024 and December 31, 2023, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of September 30, 2024 and December 31, 2023. (see Note 16).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the nine months ended September 30, 2024 and 2023 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for six months ended September 30, 2024 and 2023, does not include 20,000 and 125,246 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At September 30, 2024 and December 31, 2023, the carrying value of the Company’s bitcoin was $9,459 and $312,103, respectively. As of September 30, 2024, the Company had 0.17 bitcoin on hand which had a fair value of $10,766 based on the price of bitcoin of approximately $63,32. For the three months ended September 30, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $0 and $0, respectively. For the nine months ended September 30, 2024 and 2023, we recorded a realized gain (loss) on our bitcoin transactions of $225,229 and $(279,242), respectively.

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

The Company capitalizes all capital assets utilizing the following criteria:

●	All land acquisitions;

●	All buildings/facilities acquisitions and new construction;

●	Facility renovation and improvement projects costing more than $100,000;

●	Land improvement and infrastructure projects costing more than $100,000,

●	Equipment costing more than $3,000 with a useful life beyond a single reporting period (generally one year);

●	Computer equipment costing more than $5,000; and

●	Construction in Progress (CIP) for capital projects with a budget in excess of $100,000

The estimated useful lives for all the Company’s property and equipment are as follows:

Item	Useful Life
Computer equipment	2.5-3 years
Software	10 years
Office furniture	5 Years
Buildings and improvements	30 years

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

The Company recorded no impairment expense for the three and nine months ended September 30, 2024 and 2023.

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

A summary of goodwill as of September 30, 2024, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Moola Cloud, LLC on June 15, 2023 (see Note 7)	1,281,673
Goodwill balance as of September 30, 2024	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance for doubtful accounts of $207,850 and $207,850 as of September 30, 2024 and December 31, 2023, respectively.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the nine months ended September 30, 2024 and 2023 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of September 30, 2024 and December 31, 2023.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Transaction and processing fees	$2,569,596	$8,331,185	$7,341,998	$22,439,904
Merchant equipment rental and sales	16,120	21,160	64,243	68,443
Revenue, net - cryptocurrency mining	88,078	95,667	341,972	399,957
Other revenue from monthly recurring subscriptions	43,349	147,068	307,285	295,941
Digital product revenue	366,779	1,099,360	2,045,760	1,456,796
Total revenue	3,083,922	9,694,440	10,101,258	24,661,041

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services.  When products are provided at the point of sale, revenue is recognized immediately and at the time of payment.  When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of September 30, 2024, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2024, the Company had cash of approximately $41,000, accounts receivable of approximately $87,000, and other prepaids and receivables of approximately $515,000. At September 30, 2024 the Company has a cash overdraft, accounts payable and accrued expenses of approximately $5,230,000. There is also a note payable of approximately $253,000, a related party payable of approximately $1,204,000 and preferred dividend due of approximately $512,000. To date, the Company has generated cash flows from operations, issuances of equity and indebtedness and during the period ended September 30, 2024 reported net cash used by operating activities of approximately $1,589,000.

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

Management believes that its current available resources, along with potential funds to be received from the ATM Offering and the loan agreement with Yakov Holdings, LLC (note 14), will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine, it shall be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Merchant portfolios	$2,409,965	$2,409,965
Less accumulated amortization	(2,409,965)	(2,322,182)
Net residual portfolios	$—	$87,783

Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,500,000)
Net trade name	$—	$—

Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(1,421,260)	(1,087,489)
Net mineral rights	$3,078,692	$3,412,463

Total intangible assets, net	$3,078,692	$3,500,246

Amortization expense for the three and nine months ended September 30, 2024, was $112,499 and $421,307, respectively.

Amortization expense for the three and nine months ended September 30, 2023, was $899,834 and $2,699,496, respectively.

The Company’s merchant portfolio and tradename are being amortized over respective useful lives of 7 and 5 years and the Company’s agreement to purchase natural gas is being amortized over the useful life of 10 years.

The following sets forth the estimated amortization expense related to amortizing intangible assets for the years ended December 31:

2024	$112,499
2025	450,988
2026	450,988
2027	450,741
2028	449,995
Thereafter	1,163,481
Total	$3,078,692

The weighted average remaining useful life of amortizing intangible assets was 4.37 years at September 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(7,924,661)	(5,673,878)
Property and Equipment, net	$3,620,968	$5,871,751

Depreciation expense for the three and nine months ended September 30, 2024, was $656,017 and $2,249,208, respectively.

Depreciation expense for the three and nine months ended September 30, 2023, was $910,743 and $2,510,176, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. During the nine months ended September 30, 2024 and 2023, the Company recognized a realized gain (loss) of $274,731 and an unrealized (loss) of ($31,437), respectively. During the nine months ended September 30, 2024, the Company redeemed the Fund and received proceeds of $548,393. As of September 30, 2024 and December 31, 2023, the investment in equity securities was $0 and $273,662, respectively.

NOTE 7 – BUSINESS COMBINATIONS

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $850,000.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The provisional estimated fair value of the non-controlling interest was based on the price the Company paid for their 80.01% of their controlling interest. The goodwill represents expected synergies from the combined operations and the acquired base of current and prior merchants to which we hope to sell our merchant services.

The allocation of the purchase price and the estimated fair market values of the assets acquired, liabilities assumed, and non-controlling interest are shown below:

Consideration
Consideration issued	$850,000
Identified assets, liabilities, and non-controlling interest
Property and equipment, net	141,337
Cash overdraft	(8,050)
Customer deposits	(45,806)
Accounts payable	(283,626)
Accrued expenses	(23,028)
Non-controlling interest	(212,500)
Total identified assets, liabilities, and non-controlling interest	(431,673)

Excess purchase price allocated to goodwill	$1,281,673

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of SDI.

NOTE 8 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the nine months ended September 30, 2024, the Company made repayments of $198,702. As of September 30, 2024, the note payable balance was $252,614.

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

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding January 1, 2023	137,566	$0.04
Granted	20,000	$0.10
Exercised	—	$—
Expired	(667)	$0.01
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding September 30, 2024	20,000	$0.10	$49,200
Shares exercisable at September 30, 2024	10,000	$0.10	$23,600

During the nine months ended September 30, 2024 and 2023 the Company recognized $372,624 and $161,605, respectively, in stock-based compensation related to the above-mentioned options. As of September 30, 2024 there was $169,375 of unrecognized expense for the above-mentioned options is expected to extend for 1.51 years and the weighted average contractual term of the options outstanding and of the option exercisable were 9.26 years.

NOTE 10 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2022	856,313	$68.33	3.00
Underwriter Warrant Exercised	—	$—
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, September 30, 2024	856,313	$68.33	2.08

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

Lease expense for the nine months ended September 30, 2024 and 2023, was $57,051 and $93,532, respectively.  Lease expense for the three months ended September 30, 2024 and 2023, was $5,950 and $25,790, respectively. The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

As of September 30, 2024, there are no leases remaining with a term in excess of one year.

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

During the nine months ended September 30, 2024, the Company sold 12,933 shares of common stock from its ATM Offering, for total proceeds of $44,323.   As of September 30, 2024, $1,565 has not yet been received and is disclosed as common stock receivable. The amount was received in October 2024.

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

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of September 30, 2024 and 2023 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

During the nine months ended September 30, 2024, Mr. Yakov made payments on behalf of the Company in the amount of $1,191,282. As of September 30, 2024, the Company owes Mr. Yakov $1,203,960. The amount is non-interest bearing and due on demand. Interest will begin to accrue in Q2 2025.

During the nine months ended September 30, 2024 and 2023, the Company accrued $93,592 and $92,911, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. During the three months ended September 30, 2024 and 2023, the Company accrued $31,311 and $31,311, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. As of September 30, 2024 and December 31, 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $512,198 and $418,606, respectively.

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

On August 12, 2024, the Company entered into an agreement with Yakov Holdings LLC, an entity controlled by Mr. Yakov (the “Yakov LLC”) whereby the Yakov LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the "Yakov LLC Loan"). The Yakov LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov LLC Loan is twelve percent (12%) and it matures on August 12, 2025. In addition, the Yakov LLC Loan is secured by a first priority security interest for the benefit of the Yakov LLC over all of the assets of the Company.

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

NOTE 16 – SEGMENTS

The Company uses ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Bitcoin Mining and Fintech Services. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and expenses of our two reporting segments to assess the performance of the business of our reportable operating segments.

The following table details revenue, operating expenses, and assets for the Company’s reportable segments for the nine months ended September 30, 2024.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$41,187	$101	$41,288
Accounts receivable, net	87,036	—	87,036
Prepaid expenses	13,678	—	13,678
Other receivables	99,889	392,002	491,891
Other current assets	—	9,459	9,459
Total Current Assets	241,790	401,562	643,352

Other Assets:
Property and equipment, net	—	3,620,968	3,620,968
Intangible assets, net	—	3,078,692	3,078,692
Goodwill	8,139,889	—	8,139,889
Other long-term assets	395,952	—	395,952
Total Other Assets	8,535,841	6,699,660	15,235,501

TOTAL ASSETS	$8,777,631	$7,101,222	$15,878,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$30,735	$—	$30,735
Accounts payable	3,751,378	623,608	4,374,986
Accrued expenses	704,870	119,873	824,743
Preferred dividend payable (related parties)	512,198	—	512,198
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	75,063	32,000	107,063
Note payable – current portion	252,614	—	252,614
Due to/from intercompany	(22,097,221)	22,097,221	—
Total Current Liabilities	(14,770,363)	22,872,702	8,102,339
Convertible note payable –related party	1,096,897	—	1,096,897
Total Liabilities	(13,673,466)	22,872,702	9,199,236

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	181	—	181
Treasury stock	(109,988)	—	(109,988)
Common stock receivable	(1,565)	—	(1,565)
Additional paid-in capital	70,044,763	—	70,044,763
Accumulated deficit	(47,482,304)	(15,771,480)	(63,253,784)
Total stockholders’ equity	22,451,097	(15,771,480)	6,679,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,777,631	$7,101,222	$15,878,853

For the Nine Months Ended September 30, 2024
	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$7,341,998	$—	$7,341,998
Merchant equipment rental and sales	64,243	—	64,243
Revenue, net - bitcoin mining	—	341,972	341,972
Other revenue from monthly recurring subscriptions	307,285	—	307,285
Digital product revenue	2,045,760	—	2,045,760
Total revenue	9,759,286	341,972	10,101,258

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	8,330,686	—	8,330,686
Amortization expense	196,309	224,998	421,307
Depreciation expense	73,319	2,175,889	2,249,208
Salaries and wages	1,564,589	745,731	2,310,320
Professional fees	1,453,837	213,133	1,666,970
General and administrative expenses	1,487,588	768,085	2,255,673
Total operating expenses	13,106,328	4,127,836	17,234,164

Loss from operations	(3,347,042)	(3,785,864)	(7,132,906)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(45,942)	—	(45,942)
Total other (expense) income	(45,942)	499,960	454,018

Net loss	(3,392,984)	(3,285,904)	(6,678,888)

Preferred dividends (related parties)	(93,592)	—	(93,592)

Net Loss Applicable to Common Shareholders	$(3,486,576)	$(3,285,904)	$(6,772,480)

NOTE 17 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of September 30, 2024 and December 31, 2023. Legal proceedings regarding this matter began in 2022 and have continued through 2024, see Note 15.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that is has the following material subsequent events to disclose in these financial statements.

Subsequent to September 30, 2024, the Company sold 343,251 shares of common stock from its ATM Offering, for total proceeds of $755,558.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At September 30, 2024, DMINT had mined 31.06  Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC"), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (formerly Cuentas SDI, LLC, the “LLC”).. The LLC will enable the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the LLC’s merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes.

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

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

For the three months ended September 30, 2024, we had total revenue of $3,083,922 compared to $9,694,440 of revenue for the three months ended September 30, 2023, a decrease of $6,610,518 or 68.2%. We earned $2,569,596 in transaction and processing fees, $16,120 in merchant equipment rental and sales, $43,349 in other revenue from monthly recurring subscriptions, $88,078 of revenue from the Cryptocurrency Mining segment and $366,779 of revenue from the sale of digital products. For the three months ended September 30, 2023, we earned $8,331,185 in transaction and processing fees, $21,160 in merchant equipment rental and sales, $147,068 in other revenue from monthly recurring subscriptions, $95,667 of revenue from the Cryptocurrency Mining segment and $1,099,360 of revenue from the sale of digital products. The decrease in revenue was mainly a result of the loss of the CBD portfolio.  Processing and servicing costs decreased by $3,842,149 or 59.6%, from $6,446,563 in the prior period to $2,604,414.

Amortization and depreciation expense for the three months ended September 30, 2024, was $112,499 compared to $933,053 for the three months ended September 30, 2023, a decrease of $820,554 or 87.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the three months ended September 30, 2024. Depreciation expense for our Cryptocurrency Mining segment for the three months ended September 30, 2024, was $656,017 compared to $877,521 for the three months ended September 30, 2023, a decrease of $221,504 or 25.2%. We had a decrease of our amortization expense in the current period due to assets being fully amortized during the second quarter of 2024.

Salary and wage expense for the three months ended September 30, 2024, was $604,784 compared to $687,456 for the three months ended September 30, 2023, a decrease of $82,672 or 12%. The decrease to our salary and wage expense is due to reduction in head count.

Professional fees for the three months ended September 30, 2024, were $453,672 compared to $707,900 for the three months ended September 30, 2023, a decrease of $254,228 or 35.9%. Professional fees consist mainly of audit and legal fees. The decrease was due to a $218,224    decrease in legal fees.

General and administrative expenses for the three months ended September 30, 2024, was $282,794 compared to $1,901,850 for the three months ended September 30, 2023, a decrease of $1,619,056 or 85.13%. The decrease was mainly due to $333,815 decrease in Bank Fees, a decrease of $263,814 in Computer & Software Expenses, $179,938 decrease in Utility Expense, $308,326 decrease in Contracted Services & $97,363 decrease in Depreciation Expense.

For the three months ended September 30, 2024, we had no other income or expense compared to total other expense of $24,947 for an unrealized loss on investment for the three months ended September 30, 2023.

Our net loss for the three months ended September 30, 2024, was $1,630,258 compared to $1,884,850 for the three months ended September 30, 2023. This was a decrease in our net loss of $254,592 for the reasons discussed above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, we had total revenue of $10,101,258 compared to $24,661,041 of revenue for the nine months ended September 30, 2023, a decrease of $14,559,783 or 59%. For the nine months ended September 30, 2024, we earned $7,341,998 in transaction and processing fees, $64,243 in merchant equipment rental and sales, $307,285 in other revenue from monthly recurring subscriptions, $341,972 of revenue from the Bitcoin Mining segment and $2,045,760 of revenue from the sale of digital products. During the nine months ended September 30, 2023, we earned $22,439,904 in transaction and processing fees, $68,443 in merchant equipment rental and sales, $295,941 in other revenue from monthly recurring subscriptions, $399,957 of other revenue from the Cryptocurrency Mining segment and $1,456,796 of revenue from the sale of digital products. The decrease in revenue was a result of the loss of the CBD portfolio. Processing and servicing costs decreased by $8,583,986 or 50.7%, from $16,914,672 in the prior period to $8,330,686.

Amortization expense for the nine months ended September 30, 2024, was $421,307 compared to $2,732,715 for the nine months ended September 30, 2023 a decrease of $2,311,408 or 84.6%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights. The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the nine months ended September 30, 2024. Depreciation expense for cryptocurrency mining equipment for the nine months ended September 30, 2024 was $2,249,208 compared to $2,476,954 for the nine months ended September 30, 2023, a decrease of $227,746 or 9.2%. We had a decrease of our amortization expense in the current period due to assets being fully amortized during the second quarter of 2024.

Salary and wage expense for the nine months ended September 30, 2024, was $2,310,320 compared to $2,070,288 for the nine months ended September 30, 2023, an increase of $240,032 or 11.6%. Salary and wage expenses have increased due to additional expense for Cuentas SDI, LLC employees.

Professional fees for the nine months ended September 30, 2024, were $1,666,970 compared to $1,297,026 for the nine months ended September 30, 2023, an increase of $369,944 or 28.5%. Professional fees consist mainly of audit and legal fees. The increase was due to increased litigation-related legal expenses and auditor and legal expenses relating to the preparation of a spin-off of DMINT during the 2024 period.

General and administrative expenses for the nine months ended September 30, 2024, was $2,255,673 compared to $4,063,159 for the nine months ended September 30, 2023, a decrease of $1,807,486 or 44.5%. The decrease was mainly due to a $662,234 decrease in Bank Fees, a decrease of $550,203 in Computer & Software Expenses and $510,041 decrease in Utility Expense.

For the nine months ended September 30, 2024, we had total other income of $454,018 from a realized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $45,942 of interest expense. For the nine months ended September 30, 2023, we had total other expense of $196,025 from an unrealized loss on investment of $31,437, a $279,242 loss on the sale of bitcoin offset by other income of $114,654.

Our net loss for the nine months ended September 30, 2024, was $6,678,888 compared to $5,089,798 for the nine months ended September 30, 2023. This was an increase in our net loss of $1,589,090 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the nine months ended September 30, 2024, we used $1,588,547 of cash in operating activities, which included our net loss of $6,678,888 offset by $2,670,515 for amortization and depreciation expense, $372,624 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $2,547,162. For the nine months ended September 30, 2023, we received $1,964,977 of cash from operating activities, which included our net loss of $5,089,798 plus our operating lease expense, net of repayment of $8,444 offset by $5,209,669 for amortization and depreciation expense, $161,605 for stock-based compensation, $279,242 from the loss on sale of cryptocurrency and net changes in operating assets and liabilities of $1,412,703.

Investing Activities

For the nine months ended September 30, 2024, we received $548,393 from the sale of investment and used $215,500 to purchase the remaining 19.99% interest in the LLC. For the nine months ended September 30, 2023, we purchased property and equipment of $1,229,630 and used $850,000 for the purchase of an 80.01% interest in the LLC.

Financing Activities

For the nine months ended September 30, 2024, we received net cash of $1,117,936 in financing activities as a result of receiving $1,191,282 from our CEO, $44,323 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $30,735. We made repayments on our note payable of $155,244. For the nine months ended September 30, 2023, we used net cash of $231,590 in financing activities as a result of a cash overdraft obtained in an acquisition of $8,050 and payments on a note payable of $223,540.

Liquidity and Capital Resources

At September 30, 2024, the Company had cash of $41,288 and negative working capital of $7,458,987.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of September 30, 2024, the ATM Offering has resulted in net proceeds of $44,323.

During the nine months ended September 30, 2024, Mr. Yakov made payments on behalf of the company in the amount of $1,191,282. As of September 30, 2024, the Company owes Mr. Yakov $1,203,960.

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

The Company has reviewed its cash flow activity during 2023 and the first nine months ended September 30, 2024 and projected cash flow forecast for the remainder of 2024. At September 30, 2024, the Company had cash of approximately $41,000, accounts receivable of approximately $87,000, and other prepaids and receivables of approximately $506,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources, along with funds to be received from the ATM Offering and the the Yakov LLC Loan creates sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 14, 2024	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)