Form 10-K
period 2024-12-31
OLB GROUP, INC.
filed 2025-04-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $3,343,377 based on 1,114,459 non affiliate shares outstanding at $3.00 per share, which is the price at which the registrant’s common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 7, 2025, there were 2,368,075 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement with SDI Black 001, LLC (“Seller”) whereby the Company acquired from Seller 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (f/k/a Cuentas SDI, LLC) (the “LLC”). The LLC will enable the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the LLC’s merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes. On May 20, 2024, the Company entered into a second Membership Interest Purchase Agreement with the minority member of the LLC (the “Agreement”) whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The Agreement contains a restrictive covenant whereby for a period of three (3) years from the closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company

Crowdpay

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

On January 3, 2022, the Company entered into a share exchange agreement with all of the stockholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The share exchange transaction closed on January 3, 2022. Prior to the closing of the share exchange transaction, Ronny Yakov, Chairman and CEO of the Company, and John Herzog, a stockholder of the Company, owned 100% of the outstanding equity of Crowd Ignition.

Crowd Ignition is a web-based crowdfunding software system. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

OLBit and DMINT

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business. OLBit was previously in the process of applying for money transmission licenses in all 50 states. In June 2023, it was decided to delay the process of applying for such licenses in order to have a greater focus of financial and management resources on the Company’s payment processing business and Bitcoin mining business.

On July 23, 2021, we formed our wholly owned subsidiary, DMINT, Inc. (“DMINT”), to operate in the Bitcoin mining industry. DMINT initiated the first phase of its Bitcoin mining operation by establishing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Bradford, Pennsylvania. As of December 31, 2024, DMINT has 1,000 computers and had 400 computers online and mining for Bitcoin. DMint has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of DMINT, purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines. The Company plans to complete the buildout of the building to be fully operational with 5,000 machines in 2025 following a spin-off of DMINT into a standalone entity which is currently in process.

As stated above, we are currently in the process of spinning off DMINT into a stand-alone entity. Our planned DMINT spin-off distribution (the “Spin-Off Distribution”) will occur upon DMINT’s Form S-1 Registration Statement filing being declared effective by the Securities and Exchange Commission, and the approval by the Nasdaq Capital Market (“NASDAQ”) of the listing of DMINT’s common shares on the NASDAQ. Following the consummation of the Spin-Off Distribution, of which there is no guarantee, (i) DMINT will no longer be a wholly owned subsidiary of the Company and will be a stand-alone entity, (ii) all of DMINT’s outstanding shares of common stock will be owned by the existing stockholders of the Company, and (iii) DMINT Real Estate Holdings, Inc. (“DREH”) will remain a wholly owned subsidiary of DMINT.

Synergies between the subsidiaries

The success of our business model is dependent on the synergies between the business segments operated by our subsidiaries. We have created and developed products that we believe form an ecosystem of e-commerce to provide a variety of clients, from online equity financing companies or merchants selling online or in brick and mortar stores, with multiple product offerings and ancillary services from underwriting with the banks and merchant billing from the cloud software. We expect that these synergies will create additional revenue by charging transaction fees on each service provided to clients by our partnerships with Merchant Acquiring Banks and PCI Compliance.

We believe that our wholly-owned subsidiaries combine to create an ecosystem where each subsidiary benefits the other. Starting with the services provided by eVance, we enable each of our products and platforms to communicate with each other and create an ecosystem among our products and, potentially, third-party products. These services are provided to our other subsidiaries.

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

Competitive Advantages

We believe that our platform of services will provide the following key advantages.

●	Time to Market — we believe we can create a customized website for retailers within days and have it fully operational in less than 2 weeks. During 2023 and 2024, we did not develop any new retailer websites but continue to offer the service.

●	Cost — we believe that we are the only content service provider that does not charge a setup fee.

●	Flexibility — we believe our platform has the flexibility to provide customized solutions for partners.

●	Pricing — we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing — we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

●	We can assist existing “brick & mortar” businesses that have inventory and fulfilment capability but do not wish to create and maintain an e-commerce website and infrastructure to sell their products.

●	We can provide a platform for early-stage companies looking for an effective and less costly way to raise capital.

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

Regulation D under the Securities Act is the most common regulatory exemption used small businesses to raise capital through equity financing. It exempts private placement offerings under Rule 506(b) and 506(c) when sold to accredited investors, as defined under Rule 501 of Regulation D. Companies relying on the Rule 506 exemptions can raise an unlimited amount of money, so long as they comply with the rule’s requirements. Regulation A and Regulation A+ are more similar to a public offering, and require filing Form 1-A with the SEC. Regulation A and Regulation A+ offer two tiers of offerings; the first tier is for offerings of up to $20 million within any 12 month period and the second tier is for offerings of up to $50 million, within any 12 month period. Regulation CF allows a company to raise up to $1.07 million from non-accredited investors.

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

Employees

As of December 31, 2024, we had six key employees as part of our overall staff of 15 full-time employees. Our risk, compliance, underwriting and analyst’s accounting and customer service functions are primarily located in Georgia. In addition, we have operations in India where we retain 35 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in the State of Delaware on November 18, 2004, for the purpose of merging with OLB.com, Inc., a New York corporation incorporated in 1993 (“OLB.com”). The merger was done for the purpose of changing our state of incorporation from New York to Delaware. In April 2018, we completed an acquisition of substantially all of the assets of Excel Corporation and its subsidiaries Payprotec Oregon, LLC, Excel Business Solutions, Inc. and eVance Processing, Inc. (collectively, the “eVance Asset Acquisition”) (such assets are the foundation of our eVance business). In connection with the eVance Asset Acquisition, in May 2018, we entered into share exchange agreements with CrowdPay and OmniSoft, affiliate companies owned by our CEO, Ronny Yakov, and John Herzog, a stockholder of the Company, pursuant to which each of CrowdPay and OmniSoft became wholly owned subsidiaries of the Company.

On April 26, 2024, the Company filed with the State of Delaware a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) which became effective on April 26, 2024, to effect a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) The Reverse Stock Split was approved by the Company’s stockholders at a special meeting on April 26, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we will issue cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Immediately following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,346 shares. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2024; (iii) our issuance, in a three-year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

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

We have limited cash resources and operating losses throughout our history. As of December 31, 2024 we had a working capital deficit of $8,650,939 and a net loss of $11,224,911. Our cash flow used by operating activities for the year ended December 31, 2024 was $2,600,306. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report, which conclusion would not have been possible without close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

We have historically relied on related parties and affiliates to finance our operations, but there is no guarantee that these parties will continue to finance our operations in the future.

While we will be able to fund future liquidity and capital requirements through cash flows generated from our operating activities alone for a period of twelve months, we previously financed our operations from short-term loans from Ronny Yakov, our Chief Executive Officer. It is not assured that Mr. Yakov will continue to provide such assistance if the Company were to require it in the future.

We may be subject to liabilities arising prior to the Asset Acquisition under certain “successor liability” theories.

We acquired our business by means of a foreclosure of the relevant secured lender’s security interest in the assets in the Asset Acquisition through an auction under Article 9 of the Uniform Commercial Code. Although the general rule in the context of transactions such as the Asset Acquisition is that a purchaser of assets does not assume the seller’s liabilities, various courts have established exceptions to this general rule, including where the purchaser is a ‘mere continuation’ of the seller and there is a ‘continuity of enterprise.’ To date, we have had one lawsuit whereby we have been found to have successor liability. This matter was settled by the parties. This is a highly fact specific inquiry, and there can be no assurance that any interested creditor, the United States (through the Internal Revenue Service) or state or local taxing agencies will not seek to hold us responsible for any existing liabilities at the time of the Asset Acquisition under one or more of these successor liability theories, for which we have no indemnification protection under the agreements relating to the Asset Acquisition.

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

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs. These investments currently include streamlining our suite of software functionalities, including modularization and improving scalability of our integrated solutions. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability and cash flows. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position.

Risks Related to Our Business

CROWDPAY.US, INC.

We operate in a regulatory environment that is evolving and uncertain.

The regulations that govern the companies and broker-dealers that utilize our platform and the investors that find investment opportunities on our platform have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing this regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our platform, including our ability to communicate and work with investors, broker-dealers and the companies that use our platforms’ services. For instance, over the past year, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our platform), or could increase our regulatory burden, including requiring us to register as a broker-dealer or funding portal before we choose to do so. Any such changes would have a negative impact on our business.

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

Historically, substantially all of our revenue has been generated from our eVance business, though we did begin generating revenue from our OmniSoft business during the second half of 2019. In addition, the launch of our Bitcoin mining business in 2021 began to generate revenue in 2021 and 2022. While we expect to continue to build out our OmniSoft software business and to rely more heavily on individualized merchant services offerings and to generate revenue and to transition away from such significant reliance on our eVance business, there is no guarantee that we will be able to do so. Accordingly, if we are unable to maintain our eVance business it will have a material adverse effect on our company.

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

Software such as ours often contains errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, our platform is a multi-tenant cloud-based system that allows us to deploy new versions and enhancements to all of our merchants simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all of our merchants simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our merchants.

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

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of Bitcoin as property for tax purposes (in the context of when such Bitcoin are held as an investment), such determination could have a negative tax consequence on our Company or our stockholders.

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

As of April 1, 2025, there are 856,313 warrants to purchase shares of our common stock outstanding (with a weighted average exercise price of $68.33 and 20,000 outstanding options to purchase shares of common stock (with a weighted average exercise price of $0.10. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of April 1, 2025, Ronny Yakov, our chief executive officer, owned or controlled approximately 23.99% of our outstanding voting stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Further, he may make decisions that are adverse to our interests.

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

On March 20, 2024, the board of directors approved a reverse stock split in the amount of 1 for 10 shares and recommended that the stockholders approve the reverse stock split in the same amount at a meeting of the stockholders to be held on April 26, 2024. The purpose of the reverse stock split is to have the shares of common stock trade in excess of $1.00 per share so that the company will be in compliance with the NASDAQ minimum share price requirement. There can be no assurance that the stock price, after the reverse stock split, if approved by the stockholders, will continue to trade above $1.00 per share. Furthermore, there can be no assurances that the stock price after the one for 10 reverse stock split will not trade below the amount equal to 10 times these stock price per share on the date of the reverse stock split.

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

Item 2. Property

For our corporate headquarters we currently rent shared office space at 1120 Avenue of the Americas, 4th Floor, New York, New York which can be 150 square feet. The monthly services fee is $2,765, with a 6% increase with a rental renewal, and a communications fee of $150 per month. Per the terms of the Agreement, the fees for the first and 13thmonth of the term (if extended beyond the initial term) shall be waived. The initial term of the Agreement is for one year, commenced on September 1, 2022 and on August 31, 2023 the term automatically extended on a month-to-month basis and will continue to automatically extend monthly if the Company does not provide at least 60 days prior notice.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of DMINT, purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines.

On November 13, 2024, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Royal Centre Holdings LLC (the “Lessor”) relating to approximately 1,740 square feet of property located at 11475 Great Oaks Way, Alpharetta, Georgia. The term of the Lease is for thirty-nine (39) months commencing December 1, 2024. The monthly base rent was $4,023.75 for the first 12 months increasing each year thereafter. The total rent for the entire lease term is $162,435 and $4,397 is payable as a security deposit.

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

At April 1, 2025 there were approximately 150 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On January 16, 2024, the Company issued 39,211 shares of common stock to its VP of Finance, Patrick Smith. The shares were issued for bonus compensation of $300,000 that was accrued as of December 31, 2023 (see Note 14).

On January 16, 2024, the Company issued 78,421 shares of common stock to its CEO, Ronny Yakov. The shares were issued for bonus compensation of $600,000 that was accrued as of December 31, 2023 (see Note 14).

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 9 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 9 and Note 14).

During the year ended December 31, 2024, the Company sold 478,637 shares of common stock from its ATM Offering, for total proceeds of $1,090,890.

During the year ended December 31, 2024, the Company issued 2,500 shares of common stock as a charitable contribution. The shares were valued at $1.89, the closing price on the date of grant, for total non-cash expense of $4,725.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

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

On May 14, 2021, the Company formed its wholly owned subsidiary, OLBit, Inc. (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business.

On July 23, 2021, we formed our wholly owned subsidiary, DMINT, Inc. (“DMINT”), to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of its Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2024, DMINT has 1,000 computers and had 400 computers online and mining for Bitcoin. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At December 31, 2024, DMINT had mined 57.74 Bitcoin. The Company is currently in the process of spinning off DMINT into a stand-alone entity.

As stated above, we are currently in the process of spinning off DMINT into a stand-alone entity. Our planned DMINT spin-off distribution (the “Spin-Off Distribution”) will occur upon DMINT’s Form S-1 Registration Statement filing being declared effective by the Securities and Exchange Commission, and the approval by the Nasdaq Capital Market (“NASDAQ”) of the listing of DMINT’s common shares on the NASDAQ. Following the consummation of the Spin-Off Distribution, of which there is no guarantee, (i) DMINT will no longer be a wholly owned subsidiary of the Company and will be a stand-alone entity, (ii) all of DMINT’s outstanding shares of common stock will be owned by the existing stockholders of the Company, and (iii) DMINT Real Estate Holdings, Inc. (“DREH”) will remain a wholly owned subsidiary of DMINT.

On January 3, 2022, the Company entered into a share exchange agreement with all of the stockholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The share exchange transaction closed on January 3, 2022. Prior to the closing of the share exchange transaction, Ronny Yakov, Chairman and CEO of the Company, and John Herzog, a stockholder of the Company, owned 100% of the outstanding equity of Crowd Ignition.

Crowd Ignition is a web-based crowdfunding software system. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(v), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement with SDI Black 001, LLC (“Seller”) whereby the Company acquired from Seller 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (f/k/a Cuentas SDI, LLC) (the “LLC”). The LLC will enable the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the LLC’s merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes. On May 20, 2024, the Company entered into a second Membership Interest Purchase Agreement with the minority member of the LLC (the “Agreement”) whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The Agreement contains a restrictive covenant whereby for a period of three (3) years from the closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company

On April 26, 2024, the Company filed with the State of Delaware a Certificate of Amendment to Certificate of Incorporation (the “Certificate of Amendment”) which became effective on April 26, 2024, to effect a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) The Reverse Stock Split was approved by the Company’s stockholders at a special meeting on April 26, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock was automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we will issue cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Immediately following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,346 shares. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares.

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For the year ended December 31, 2024, we had total revenue of $12,838,988 compared to $30,571,637 of revenue for the year ended December 31, 2023, a decrease of $17,732,649 or 58%. We earned $9,684,152 in transaction and processing fees, $75,575 in merchant equipment sales, $521,268 in revenue from monthly recurring subscriptions, $413,332 of revenue from the Bitcoin Mining segment, and $2,144,661 of digital product revenue; compared to $27,096,245 in transaction and processing fees, $89,532 in merchant equipment sales, $312,565 in revenue from monthly recurring subscriptions, $538,718 of revenue from the Bitcoin Mining Segment and $2,534,577 of digital product revenue. We had a decrease of revenue for our transaction and processing fees of $17,412,093, a decrease of $125,386 of bitcoin mining revenue, a decrease of $208,703 from the monthly recurring subscriptions, a decrease in merchant equipment sales of $13,957 and a decrease of $389,916 of digital product revenue.

Transaction and processing revenue decreased as a result of the loss of the CBD portfolio. Bitcoin revenue decreased due to the price of bitcoin dropping in 2024 compared to 2023. Monthly recurring subscription revenue decreased due to less subscriptions.

For the year ended December 31, 2024, we had processing and servicing costs of $10,669,238 compared to $21,181,499 of processing and servicing costs for the year ended December 31, 2023, a decrease of $10,512,261 or 49.6%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the year ended December 31, 2024 was $533,805 compared to $4,172,117 for the year ended December 31, 2023, a decrease of $3,638,312 or 87.2%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to the write off of the CBD portfolio as of December 31, 2023, therefore no amortization was recorded for the asset during the year ended December 31, 2024.

Depreciation expense for our Bitcoin Mining Segment was $2,616,137 for the year ended December 31, 2024 compared to $2,560,015 for the year ended December 31, 2023, an increase of $56,122 or 2.2%.

Salary and wage expense for the year ended December 31, 2024 was $2,932,948 compared to $3,817,508 for the year ended December 31, 2023, a decrease of $884,560 or 23.2%. The decrease is due to a decrease in headcount.

Professional fees for the year ended December 31, 2024 were $1,939,542 compared to $2,336,785 for the year ended December 31, 2023, a decrease of $397,243 or 17%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees.

General and Administrative (“G&A”) expense for the year ended December 31, 2024, was $2,861,300 compared to $7,078,947 for the year ended December 31, 2023, a decrease of $4,217,647 or 59.6%. The decrease was mainly due to a $788,700 decrease in banking fees, a decrease of $295,500 in Computer & Software Expenses, a $353,700 decrease in Utility Expense and a $550,450 decrease in contracted services.

For the year ended December 31, 2024, we had total impairment expense of $2,962,469 related to Dmint’s exclusive agreement to purchase natural gas. For the year ended December 31, 2023, we had total impairment expense of $12,902,788. $12,642,857 was for the write down of the Acquired Merchant Portfolio. There was also an impairment of $259,931 related to the Bitcoin miners owned by DMINT.

For the year ended December 31, 2024, we recognized a realized gain from the sale of bitcoin of $222,751 and an unrealized gain on investment of $274,731. We also had interest expense of $45,942. For the year ended December 31, 2023, we recognized a realized gain from the sale of bitcoin of $288,584 and an unrealized gain on investment of $23,662. We also had other income of $40,320 and interest expense of $148,483.

Our net loss for year ended December 31, 2024, was $11,224,911 compared to $23,273,939 for year ended December 31, 2023. We had a decrease in our net loss of $12,049,028 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the year ended December 31, 2024, we used $2,600,036 of cash in operating activities, which included our net loss offset by $3,149,942 for amortization and depreciation expense, $406,500 for stock-based compensation, impairment expense of $2,962,469, a realized gain of $222,751 from the sale of bitcoin and a realized gain on investment of $274,731 and net changes in operating assets and liabilities of $2,598,309.

For the year ended December 31, 2023, we received $2,046,922 of cash in operating activities, which included our net loss offset by $6,732,132 for amortization and depreciation expense, $727,758 for stock-based compensation, impairment expense of $12,902,788, a realized gain of $288,584 from the sale of bitcoin and an unrealized gain on investment of $23,662 and net changes in operating assets and liabilities of $5,274,238.

Investing Activities

For the year ended December 31, 2024, we received $332,893 of cash used for investing activities.  We received $548,393 from the sale of investment and used $215,500 to purchase the remaining 19.99% interest in the LLC.

For the year ended December 31, 2023, we used $2,080,113 of cash used for investing activities. We used $1,225,148 for property and equipment, $4,965 for purchase of intangible assets and $850,000 the purchase of an 80.01% interest in Cuentas SDI, LLC.

Financing Activities

For the year ended December 31, 2024, we received net cash of $2,115,843 from financing activities as a result of receiving $1,191,282 from our CEO, $1,090,890 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $31,750. We made repayments on our note payable of $204,919.

For the year ended December 31, 2023, we used net cash of $221,829 in financing activities as a result of a cash overdraft obtained in an acquisition of $8,050 and payments on a note payable of $226,457 along with $12,678 in advances from related parties.

Liquidity and Capital Resources

At December 31, 2024, the Company had cash of $27,436 and negative working capital of $8,650,939.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of December 31, 2024, the ATM Offering has resulted in net proceeds of $1,090,890.

During the twelve months ended December 31, 2024, Mr. Yakov made payments on behalf of the Company in the amount of $1,191,282. As of December 31, 2024, the Company owes Mr. Yakov $1,203,960.

On August 12, 2024, the Company entered into an agreement with Yakov Holdings LLC, an entity controlled by Mr. Yakov (the “Yakov LLC”) whereby the Yakov LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov LLC Loan”). The Yakov LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov LLC Loan is twelve percent (12%) and it matures on March 31, 2026. In addition, the Yakov LLC Loan is secured by a first priority security interest for the benefit of the Yakov LLC over all of the assets of the Company.

The Company has reviewed its cash flow activity during 2024 and projected cash flow forecast for 2025 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Based on projected cash to be used in operations to be offset by expected proceeds from the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

7915 FM 1960 W
Suite 220
Houston, TX 77070

www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OLB Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of OLB Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

Houston, TX
April 15, 2025 PCAOB ID Number 587

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The OLB Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The OLB Group, Inc. as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The OLB Group, Inc. as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to The OLB Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Stock Based Compensation (Note 9)

During the year ended December 31, 2023, the Company was to grant stock options to their CEO, Ronny Yakov, to purchase 200,000 shares of common stock pursuant to the terms of his employment agreement, however, there were delays that resulted in the options being issued and then exercised subsequent to December 31, 2023. As a result of the delay, the Company failed to initially capture the option grant in their books. Upon discovery of this oversight the Company used the Black Scholes Merton option pricing model to calculate the grant date fair value of the award which required a number of inputs based on management’s estimates.

In order to audit the grant date fair value for Mr. Yakov’s option grant we had to review the specific terms of the award and had to review the Company’s calculation of fair value and determine the reasonableness of each input into the calculation, which included a determination of the grant date, along with estimates of expected life and volatility.

Also during our audit, we had to test the reasonableness of the stock-based compensation recorded by the Company and noted that in addition to the value captured for Mr. Yakov’s options it included amounts the Company had to capture related to options granted in prior years due to compensation expense being recognized over service periods and/or based on the expected timing of a performance, market, or service condition being met. To audit this amount, we had to obtain support for options issued as far back as 2018 and review the terms and valuations of all grants.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as The OLB Group Inc.'s auditor since 2023.

Midvale, Utah

April 15, 2024

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$27,436	$179,006
Accounts receivable, net	100,621	466,890
Prepaid expenses	18,075	184,913
Other receivables	599,575	403,999
Investment in equity securities	—	273,662
Other current assets	—	312,103
Total Current Assets	745,707	1,820,573

Other Assets:
Property and equipment, net	3,254,039	5,871,751
Intangible assets, net	3,724	3,500,246
Goodwill	8,139,889	8,139,889
Operating lease right-of-use assets	140,218	—
Other long-term assets	395,952	395,952
Total Other Assets	11,933,822	17,907,838

TOTAL ASSETS	$12,679,529	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$31,750	$—
Accounts payable	4,216,194	3,526,689
Accrued expenses	1,151,803	1,017,708
Preferred dividend payable (related party)	543,509	418,606
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	1,203,960	12,678
Operating lease liability – current portion	46,491	—
Note payable – current portion	202,939	258,819
Total Current Liabilities	9,396,646	7,234,500
Long Term Liabilities:
Notes payable, net of current portion	—	149,039
Operating lease liability – net of current portion	93,869	—
Total Liabilities	9,490,515	7,383,539

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at December 31, 2024 and 2023	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,289,930 and 1,534,408 shares issued, 2,277,313 and 1,521,791 shares outstanding at December 31, 2024 and 2023, respectively	228	152
Treasury stock, at cost, 12,617 shares at December 31, 2024 and 2023	(109,988)	(109,988)
Additional paid-in capital	71,098,571	68,910,370
Accumulated deficit	(67,799,807)	(56,574,896)
Total stockholders’ equity of The OLB Group and Subsidiaries	3,189,014	12,225,648
Noncontrolling interest	—	119,224
Total Stockholders’ Equity	3,189,014	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,679,529	$19,728,411

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Revenue:
Transaction and processing fees	$9,684,152	$27,096,245
Merchant equipment rental and sales	75,575	89,532
Revenue, net - bitcoin mining	413,332	538,718
Other revenue from monthly recurring subscriptions	521,268	312,565
Digital product revenue	2,144,661	2,534,577
Total revenue	12,838,988	30,571,637

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	10,669,238	21,181,499
Amortization expense	533,805	4,172,117
Depreciation expense	2,616,137	2,560,015
Salaries and wages	2,932,948	3,817,508
Professional fees	1,939,542	2,336,785
General and administrative expenses	2,861,300	7,078,947
Impairment expense	2,962,469	12,902,788
Total operating expenses	24,515,439	54,049,659

Loss from operations	(11,676,451)	(23,478,022)

Other income (expense):
Realized gain on sale of bitcoin	222,751	288,584
Unrealized gain on investment	274,731	23,662
Interest expense	(45,942)	(148,483)
Other income	—	40,320
Total other income	451,540	204,083

Net loss before income taxes	(11,224,911)	(23,273,939)

Income tax expense	—	—

Net loss	(11,224,911)	(23,273,939)
Net loss attributed to noncontrolling interest	—	93,276
Net loss attributed to The OLB Group and Subsidiaries	(11,224,911)	(23,180,663)

Preferred dividends (related party)	(124,903)	(124,222)

Net Loss Applicable to Common Stockholders	$(11,349,814)	$(23,304,885)

Net loss per common share, basic and diluted	$(6.10)	$(15.33)

Weighted average shares outstanding, basic and diluted	1,860,538	1,520,371

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2022	1,021	10	1,508,155	151	68,141,837	(109,988)	(33,394,233)	—	34,637,777
Common stock issued for accrued liabilities-related party	—	—	13,636	1	164,997	—	—	—	164,998
Preferred stock dividends-related party	—	—	—	—	(124,222)	—	—	—	(124,222)
Recognition of noncontrolling interest in acquisition	—	—	—	—	—	—	—	212,500	212,500
Stock-based compensation	—	—	—	—	727,758	—		—	727,758
Net loss	—	—	—	—	—	—	(23,180,663)	(93,276)	(23,273,939)
Balance at December 31, 2023	1,021	10	1,521,791	152	68,910,370	(109,988)	(56,574,896)	119,224	12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824		—		6,840
Common stock sold for cash	—	—	478,637	48	1,090,842		—		1,090,890
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(124,903)	—	—	—	(124,903)
Stock-based compensation	—	—	—	—	406,500	—	—	—	406,500
Shares issued for charitable contribution			2,500	—	4,725	—	—		4,725
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Derecognition of non controlling interest	—	—	—	—	(95,775)	—	—	(119,224)	(214,999)
Net loss	—	—	—	—	—	—	(11,224,911)	—	(11,224,911)
Balance at December 31, 2024	1,021	$10	2,277,313	$228	$71,098,571	$(109,988)	$(67,799,807)	$—	$3,189,014

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,224,911)	$(23,273,939)
Adjustments to reconcile net loss to net cash provided by and used in operations:
Depreciation and amortization	3,149,942	6,732,132
Impairment expense	2,962,469	12,902,788
Stock based compensation	406,500	727,758
Common stock issued for charitable contribution	4,725	—
Operating lease expense, net of repayment	142	(3,809)
Unrealized gain on investment	(274,731)	(23,662)
Realized gain on sale of bitcoin	(222,751)	(288,584)
Changes in assets and liabilities:
Accounts receivable	366,269	570,473
Prepaid expenses and other current assets	507,938	1,008,645
Other long-term assets	—	106,965
Accounts payable	689,505	2,729,797
Accrued expenses	1,034,597	858,358
Net cash provided by (used in) operating activities	(2,600,306)	2,046,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(1,225,148)
Purchase of intangible assets	—	(4,965)
Proceeds from sale of investment	548,393	—
Purchase of 80.01% interest in Moola Cloud, LLC	—	(850,000)
Purchase of 19.99% interest in Moola Cloud, LLC	(215,500)	—
Net cash used in investing activities	332,893	(2,080,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft acquired in acquisition	—	(8,050)
Cash overdraft	31,750	—
Common stock sold for cash	1,090,890	—
Advances from related party	1,191,282	12,678
Proceeds from exercise of options – related party	6,840	—
Repayments on note payable	(204,919)	(226,457)
Net cash (used) provided by financing activities	2,115,843	(221,829)

Net change in cash	(151,570)	(255,020)
Cash – beginning of year	179,006	434,026
Cash – end of year	$27,436	$179,006

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$900,000	$164,998
Preferred stock dividends	$124,903	$124,222
Cancellation of operating leases	$—	$174,090

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2024

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

On May 14, 2021, the Company formed its wholly owned subsidiary, OLBit, Inc. (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Bitcoin Business and Fintech Services business. To date, the activities of this subsidiary have been nominal.

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby the Company acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”). The LLC owns the platform of Seller and the network serving over 31,000 bodega convenience stores in and around New York and New Jersey (see Note 7).

The Company also provides ecommerce development and consulting services on a project-by-project basis.

Bitcoin Mining Business:

On July 23, 2021, the Company formed its wholly owned subsidiary, DMINT, Inc., (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Bitcoin Business”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., and DMINT Real Estate Holdings. The Company owns 100% of Cuentas SDI, LLC, which has been included in the consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2024 and 2023, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of December 31, 2024 and 2023. (see Note 17).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the years ended December 31, 2024 and 2023 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for years ended December 31, 2024 and 2023, does not include 20,000 and 125,468 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At December 31, 2024 and 2023, the carrying value of the Company’s bitcoin was $0 and $312,565, respectively. As of December 31, 2023, the Company had 11.14 bitcoin on hand which had a fair value of $470,633 based on the price of bitcoin of approximately $42,265. For the years ended December 31, 2024 and 2023, we recorded a realized gain on our bitcoin transactions of $222,751 and $288,584, respectively.

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

During the years ended December 31, 2024 and 2023, it was determined that the Company’s mining equipment and intangible assets were impaired per our analysis completed in accordance with ASC 360-10, and all was written down to fair value. As a result, the Company recognized impairment expense of $2,962,469 for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized impairment expense of $12,902,788 which included a write down of $259,931 for mining equipment and a write down of $12,642,857 for intangible assets (see Note 4).

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at December 31, 2024 and 2023.

A summary of goodwill as of December 31, 2024, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023 (see Note 7)	1,281,673
Goodwill balance as of December 31, 2024	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of December 31, 2024 and 2023, respectively.    This balance represents an amount related to the ongoing lawsuit with FFC. As of December 31,2024, the loan is not considered in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the years ended December 31, 2024 and 2023 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of December 31, 2024 and 2023.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2024	2023
Transaction and processing fees from wholesale contracts	$8,279,042	$26,073,349
Transaction and processing fees from retail contracts	1,405,110	1,022,896
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	596,843	402,097
Bitcoin mining revenue	413,332	538,718
Digital product revenue	2,144,661	2,534,577
Total revenue from contracts with customers	$12,838,988	$30,571,637

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

Cryptocurrency mining:

The Company entered into contracts with digital asset mining pool operators to provide the service of performing hash computations for the mining pool operator. The contracts are continuously renewable and are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of Bitcoin. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Hashrate is the measure of the computational power per second used when mining.

Providing computing power in Bitcoin transaction verification services is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with third party pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

The Company earns Bitcoin during the time period 00:00:00 UTC and 23:59:59 UTC (“24-hour Period”) unless terminated in accordance with the terms set forth by the terms of service. In exchange for performing hash computations for the mining pool. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

The fair value of the Bitcoin award received is determined using the intraday average quoted price of the Bitcoin over the 24-Hour Period. The Company’s Bitcoin earned are actively traded on the major trading platforms. The Company considers Coinbase to be its primary market. The consideration the Company will receive, comprised of block rewards, transaction fees less mining pool operator fees are aggregated, over the 24-Hour Period, in a sub-balance account held by the mining pool operator, which is finalized one hour later at 1AM UTC. The sub-balance account is then withdrawn to the Company’s whitelisted wallet address, once a day, between the hours of 9am to 5pm UTC time (the “Settlement”). The rate of payment occurs once per day, as long as the minimum payout threshold of 0.01 bitcoin has accumulated in the sub- account balance, in accordance with the mining pool operator’s terms of service. At the time of Settlement, the company values the amount of Bitcoin earned using the average price of Bitcoin, per Coinbase, over the 24-hour Period and records this amount as revenue. By utilizing the average daily price of bitcoin over the time earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract.

Pursuant to ASC 606-10-55-42, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract, such as an ability to extend the contract at a reduced price.

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e.. hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of Bitcoin hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proof of work) to the mining pool’s server as they contribute to solving the Bitcoin puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

Regardless of the pool’s success, the Company will receive consistent rewards based on the number of valid shares it contributes. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the average price (calculated by averaging the daily open price and the daily close price) quoted by its Principal Market at the date the Company completed the service of performing hash computations for the mining pool operator. There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of performance. At the end of each 24 hour period (00:00:00 UTC and 23:59:59 UTC), there are no remaining performance obligations. By utilizing the average daily price of bitcoin on the date earned, the Company eliminates any differences that may arise due to the volatility in trading price between bitcoin and fiat currency during the period where the Company establishes and completes the contract. The consideration is all variable. There is no significant financing component in these transactions.

If authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could affect the Company’s financial position and results from operations.

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of December 31, 2024 and 2023, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2024, the Company had cash of approximately $27,000, accounts receivable of approximately $101,000, prepaid expenses of approximately $18,000 and other receivables at $599,600. At December 31, 2024 the Company has accounts payable and accrued expenses of approximately $5,912,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the year ended December 31, 2024 reported net cash used by operating activities in excess of approximately $2,600,000.

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

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2024	December 31, 2023
Merchant portfolios	$2,409,965	$2,409,965
Less accumulated amortization	(2,409,965)	(2,322,182)
Net residual portfolios	$—	$87,783
Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,500,000)
Net trade name	$—	$—
Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(4,499,952)	(1,087,489)
Net mineral rights	$—	$3,412,463

Domain name	$4,965	$—
Less accumulated amortization	(1,241)	—
Net mineral rights	$3,724	$—

Total intangible assets, net	$3,724	$3,500,246

Due to the ongoing litigation with FFS relating to a breach of contract in connection with the Acquired Merchant Portfolio (see Note 15), the Company has written off the asset and recognized a $12,642,857 loss on impairment for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company impaired its agreement to purchase natural gas and recognized a $2,962,469 loss on impairment for the year ended December 31, 2024.

Amortization expense for the years ended December 31, 2024 and 2023 was $533,805 and $4,172,117, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(8,291,590)	(5,673,878)
Property and Equipment, net	$3,254,039	$5,871,751

During the year ended December 31, 2023 the Company wrote off $524,965 worth of assets with a net book value of zero due to the assets no longer being in use and wrote off bitcoin mining equipment no longer in use, recognizing a loss on impairment of $259,931. Depreciation expense for the years ended December 31, 2024 and 2023 was $2,616,137 and $2,560,015, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. During the years ended December 31, 2024 and 2023, the Company recognized a realized gain of $274,731 and $23,662, respectively. During the year ended December 31, 2024, the Company redeemed the Fund and received proceeds of $548,393. As of December 31, 2024 and 2023, the investment in equity securities was $0 and $273,662, respectively.

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

Had the business combination taken place as of January 1, 2023 the Company would have recorded $4,541,090 in revenues and $138,459 in losses for the year ended December 31, 2023.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of SDI.

NOTE 8 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the years ended December 31, 2024 and 2023, the Company made repayments of $204,919    and $226,547, respectively. As of December 31, 2024 and 2023, the note payable balance was $202,939 and $407,858, respectively. The Company is currently in negotiations with VFS to extend the term of the loan.

NOTE 9 – STOCK OPTIONS

On January 3, 2023, the Company granted stock options to purchase 200,000 pre-split (20,000 post-split) shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov.  The options have a one year vesting term and an exercise price of $0.01 per share pre-split ($0.10 per share post-split). The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01, 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options was recognized over the vesting period with a credit to additional paid in capital.

During the year ended December 31, 2023, the option granted to Mr. Yakov on January 1, 2018 to purchase 6,667 shares of common stock expired; therefore, the Company has shown those options as expired as of December 31, 2023.

On January 3, 2024, the Company granted stock options to purchase 200,000 pre-split (20,000 post-split) shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. 50% of the options vested immediately, 25% of the options vest on the one-year anniversary of the grant, and 25% of the options vest on the two-year anniversary of the grant. The options have an exercise price of $0.01 per share pre-split ($0.10 per share post-split). The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01 (pre-split pricing), 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options will be recognized over the vesting period with credits to additional paid in capital.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079 (see Note 12 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761 (see Note 12 and Note 14).

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding January 1, 2023	137,566	$0.04
Granted	20,000	$0.10
Exercised	—	$—
Expired	(667)	$0.01
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Shares exercisable at December 31 2024	10,000	$0.10	$19,700

During the years ended December 31, 2024 and 2023 the Company recognized $406,500 and $727,758, respectively, in stock-based compensation related to the above-mentioned options. As of December 31, 2024 there was $135,500 of unrecognized expense for the above-mentioned options is expected to extend for 1.26 years and the weighted average contractual term of the options outstanding and of the option exercisable were 9.01 years.

NOTE 10 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2022	856,313	$68.33	3.00
Underwriter Warrant Exercised	—	$—
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, December 31, 2024	856,313	$68.33	1.49

NOTE 11 – OPERATING LEASES

On June 24, 2020, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Pergament Lodi, LLC (the “Lessor”) relating to approximately 4,277 square feet of property located at 960 Northpoint Parkway, Alpharetta, Georgia, Suite 400. The term of the Lease was for thirty-nine (39) months commencing September 1, 2020. The monthly base rent was $8,019 for the first twelve (12) months increasing thereafter to $8,768. The total rent for the entire lease term was $323,812and $8,768 is payable as a security deposit. The first three months of rent were abated as eVance was not in default of any portion of the Lease. The lease has been extended on a month-to-month basis with a base rent of $8,554 per month.

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

On November 13, 2024, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Royal Centre Holdings LLC (the “Lessor”) relating to approximately 1,740 square feet of property located at 11475 Great Oaks Way, Alpharetta, Georgia. The term of the Lease is for thirty-nine (39) months commencing December 1, 2024. The monthly base rent was $4,023.75 for the first twelve (12) months increasing each year thereafter. The total rent for the entire lease term is $162,435 and $4,397 is payable as a security deposit.

Lease expense for the years ended December 31, 2024 and 2023, was $147,575 and $212,448, respectively.  The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

	Balance Sheet Classification	December 31, 2024
Asset
Operating lease asset	Right of use asset	$140,218
Total lease asset		$140,218

Liability
Operating lease liability – current portion	Current operating lease liability	$46,491
Operating lease liability – noncurrent portion	Long-term operating lease liability	93,869
Total lease liability		$140,360

Lease obligations at December 31, 2024 consisted of the following:

For the year ended December 31:
2025	$48,406
2026	49,858
2027	51,354
2028	8,791
Total payments	$158,409
Amount representing interest	$(18,049)
Lease obligation, net	140,360
Less current portion	(46,491)
Lease obligation – long term	$93,869

NOTE 12 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2024, the Company sold 478,637 shares of common stock from its ATM Offering, for total proceeds of $1,090,890.

During the year ended December 31, 2024, the Company issued 2,500 shares of common stock as a charitable contribution. The shares were valued at $1.89, the closing price on the date of grant, for total non-cash expense of $4,725.

During the year ended December 31, 2024, there was an increase to additional paid in capital for stock option expense of $406,500.

During the year ended December 31, 2024, there was a decrease to additional paid in capital for Series A preferred stock dividend expense of $124,903.

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

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we issued cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,200 shares after taking into account an adjustment of 146 common shares due to the fact that no fractional shares were issued. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares. All shares reported in these financial statements have been retroactively restated to reflect the Reverse Stock Split as though it had occurred as of January 1, 2023.

Refer to Note 14 for common stock issued to related parties.

NOTE 13 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of December 31, 2024 and 2023 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

Dividends

The Series A Preferred Stockholders are entitled to receive cash dividends at a rate per share (as a percentage of the Stated Value per share) of 12% per annum. Dividends accrue quarterly. Dividends are to be paid to the holders from funds legally available for payment and as approved for payment by the Board of Directors of the Company.

Conversion

The Series A Preferred Stockholders may convert, at their option, on or after the date on which the Term Loan is repaid in full, each share of Series A Preferred Stock (along with accrued but unpaid dividends thereon) into such number of shares of common stock as determined by dividing the Stated Value by the conversion price. The conversion price for the Series A Preferred Stock will be equal to the offering price per Unit in this offering and will be subject to adjustment for splits and the like. The holders of Series A Preferred Stock will only be permitted to convert their shares of Series A Preferred Stock into shares of common stock at such time as the Term Loan has been repaid in full and there are no further outstanding obligations regarding such indebtedness.

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

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 1,187,919 pre-split shares of common stock (118,792 post-split) for $4,079.

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761.

On February 14, 2023, a shareholder reported to the Company that they had incurred short swing profits of $114,654 in connection with a series of purchases and sales of the Company’s stock on the open market. The shareholder disgorged such short-swing profits to the Company on February 28, 2023, and the Company recorded other income in the consolidated statement of operations.

During December 2024 and 2023, Mr. Yakov made payments on behalf of the Company in the amount of $1,191,282 and $12,678, respectively. The amount is non-interest bearing and due on demand.

During the years ended December 31, 2024 and 2023, the Company accrued $124,903 and $124,222, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. As of December 31, 2024 and 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $543,509 and $418,606, respectively.

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

On November 24, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021, with FFS Data Corporation (“FFS”) whereby the Company acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement.   However, the Company is engaged in ongoing litigation with FFS in the Supreme Court of the State of New York, New York County relating to the Acquired Merchant Portfolio wherein: (i) FFS alleges the Company breached the contract by failing to pay the balance of the purchase price; and (ii) the Company seeks to recover the purchase price along with damages arising from FFS’ breach of representations and warranties and other misrepresentations  about the Acquired Merchant Portfolio which ultimately resulted in the termination of the bank processing agreement by Clear Fork Bank (the “Bank”).  In addition, the Company has filed a lawsuit in the District Court of the 42nd Judicial District, Taylor County, Texas against the Bank, Timothy Cooper, Daniel Neff, Anthony Sandoval, Lawrence Kentz, Slone Balliew, Olan Beard and Ricky Beard seeking damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. More specifically, the Company has asserted the following causes of action: (i) Negligent Supervision against the Bank; (ii) Fraud against all Defendants; (iii) Breach of Fiduciary Duty against the Bank; (iv) Negligence against all Defendants; (v) Common Law Indemnification against the Bank; (vi) Negligent Misrepresentation against all Defendants; and (vii) Vicarious Liability against all Defendants.  The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. The actions are currently in discovery and trial dates have not been set.

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

Net deferred tax assets consist of the following components as of December 31:

	2024	2023
Deferred Tax Assets:
NOL Carryover	$9,602,900	$7,624,402
Allowance for Doubtful Accounts	56,100	56,120
Depreciation and amortization	4,135,700	3,193,891)
Less valuation allowance	(13,794,700)	(10,874,413)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	2024	2023
Book loss	$(2,357,000)	$(4,868,000)
State taxes	(674,000)	(1,391,000)
Meals and entertainment	900	1,300
Stock based compensation	109,800	196,495
Non deductible expenses -legal fees	—	—
NOLs expired	—	253,646
Other adjustments	—	(70,584)
Valuation allowance	2,920,300	5,878,143
	$—	$—

At December 31, 2024, the Company had operating loss carry forwards of approximately $35,600,000, $2,600,000 of which expire from 2024 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

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

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$178,361	$645	$179,006
Accounts receivable, net	466,890	—	466,890
Prepaid expenses	86,075	98,838	184,913
Other receivables	5,016	398,983	403,999
Investment in equity securities	—	273,662	273,662
Other current assets	—	312,103	312,103
Total Current Assets	736,342	1,084,231	1,820,573

Other Assets:
Property and equipment, net	74,894	5,796,857	5,871,751
Intangible assets, net	87,782	3,412,464	3,500,246
Goodwill	8,139,889	—	8,139,889
Other long-term assets	395,952	—	395,952
Total Other Assets	8,698,517	9,209,321	17,907,838

TOTAL ASSETS	$9,434,859	$10,293,552	$19,728,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,021,422	$505,267	$3,526,689
Accrued expenses	1,017,708	—	1,017,708
Preferred dividend payable (related party)	418,606	—	418,606
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	12,678	—	12,678
Note payable – current portion	258,819	—	258,819
Due to/from intercompany	(22,278,243)	22,278,243	—
Total Current Liabilities	(15,549,010)	22,783,510	7,234,500
Long Term Liabilities:
Notes payable, net of current portion	149,039	—	149,039
Operating lease liability – net of current portion	—	—	—
Total Liabilities	(15,399,971)	22,783,510	7,383,539

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	152	—	152
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	68,910,370	—	68,910,370
Accumulated deficit	(44,084,940)	(12,489,956)	(56,574,896)
Total stockholders’ equity	24,715,604	(12,489,956)	12,225,648
Noncontrolling interest	119,224	—	119,224
Total Stockholders’ Equity	24,834,828	(12,489,956)	12,344,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,434,857	$10,293,554	$19,728,411

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$27,096,245	$—	$27,096,245
Merchant equipment rental and sales	89,532	—	89,532
Revenue, net - bitcoin mining	—	538,718	538,718
Other revenue from monthly recurring subscriptions	312,565	—	312,565
Digital product revenue	2,534,577	—	2,534,577
Total revenue	30,032,919	538,718	30,571,637

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	21,181,499	—	21,181,499
Amortization expense	3,722,122	449,995	4,172,117
Depreciation expense	61,602	2,498,413	2,560,015
Salaries and wages	2,759,181	1,058,327	3,817,508
Professional fees	2,167,852	168,933	2,336,785
General and administrative expenses	4,965,686	2,113,261	7,078,947
Impairment expense	12,642,857	259,931	12,902,788
Total operating expenses	47,500,799	6,548,860	54,049,659

Loss from operations	(17,467,880)	(6,010,142)	(23,478,022)

Other income (expense):
Realized gain on sale of bitcoin	—	288,584	288,584
Unrealized gain on investment	23,662	—	23,662
Interest expense	(148,483)	—	(148,483)
Other income	40,320	—	40,320
Total other income	(84,501)	288,584	204,083

Net loss	(17,552,381)	(5,721,558)	(23,273,939)
Net loss attributed to noncontrolling interest	93,276	—	93,276
Net loss attributed to The OLB Group and Subsidiaries	(17,459,105)	(5,721,558)	(23,180,663)

Preferred dividends (related party)	(124,222)	—	(124,222)

Net Loss Applicable to Common Stockholders’	$(17,583,327)	$(5,721,558)	$(23,304,885)

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2024.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$27,125	$311	$27,436
Accounts receivable, net	100,621	—	100,621
Prepaid expenses	18,075	—	18,075
Other receivables	200,592	398,983	599,575
Total Current Assets	346,413	399,294	745,707

Other Assets:
Property and equipment, net	—	3,254,039	3,254,039
Intangible assets, net	3,724	—	3,724
Goodwill	8,139,889	—	8,139,889
Operating lease right-of-use assets	140,218		140,218
Other long-term assets	395,952	—	395,952
Total Other Assets	8,679,783	3,254,039	11,933,822

TOTAL ASSETS	$9,026,196	$3,653,333	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$31,750	$—	$31,750
Accounts payable	3,666,838	549,356	4,216,194
Accrued expenses	1,080,863	70,940	1,151,803
Preferred dividend payable (related party)	543,509	—	543,509
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	1,171,960	32,000	1,203,960
Operating lease liability – current portion	46,491	—	46,491
Note payable – current portion	202,939	—	202,939
Due to/from intercompany	(22,629,401)	22,629,401	—
Total Current Liabilities	(13,885,051)	23,281,697	9,396,646
Long Term Liabilities:
Operating lease liability – net of current portion	93,869	—	93,869
Total Liabilities	(13,791,182)	23,281,697	9,490,515

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	228	—	228
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	71,098,571	—	71,098,571
Accumulated deficit	(48,171,443)	(19,628,364)	(67,799,807)
Total stockholders’ equity	22,817,378	(19,628,364)	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,026,196	$3,653,333	$12,679,529

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$9,684,152	$—	$9,684,152
Merchant equipment rental and sales	75,575	—	75,575
Revenue, net - bitcoin mining		413,332	413,332
Other revenue from monthly recurring subscriptions	521,268	—	521,268
Digital product revenue	2,144,661	—	2,144,661
Total revenue	12,425,656	413,332	12,838,988

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	10,669,238	—	10,669,238
Amortization expense	83,810	449,995	533,805
Depreciation expense	73,319	2,542,818	2,616,137
Salaries and wages	1,932,528	1,000,420	2,932,948
Professional fees	1,601,566	337,976	1,939,542
General and administrative expenses	2,098,120	763,180	2,861,300
Impairment expense	—	2,962,469	2,962,469
Total operating expenses	16,458,581	8,056,858	24,515,439

Loss from operations	(4,032,925)	(7,643,526)	(11,676,451)

Other income (expense):
Realized gain on sale of bitcoin	—	222,751	222,751
Unrealized gain on investment		274,731	274,731
Interest expense	(45,942)	—	(45,942)
Total other income	(45,942)	497,482	451,540

Net loss	(4,078,867)	(7,146,044)	(11,224,911)

Preferred dividends (related party)	(124,903)	—	(124,903)

Net Loss Applicable to Common Stockholders’	$(4,203,770)	$(7,146,044)	$(11,349,814)

NOTE 18 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of December 31, 2024 and 2023. Legal proceedings regarding this matter began in 2022 and have continued through 2024, see Note 15.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through, April 15, 2025, the date that the financial statements were issued and has determined that is has the following material subsequent events to disclose in these financial statements.

Subsequent to December 31, 2024, the Company sold 90,762 shares of common stock from its ATM Offering, for total proceeds of $187,913.

Subsequent to December 31, 2024, Mr. Yakov made payments on behalf of the company in the amount of $10,848.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2024, the Company decided to not engage Mac Accounting Group & CPAs, LLP (“MAC”), the Company’s independent registered public accounting firm, for the Company’s audit and therefore dismissed the firm effective immediately. During the fiscal year ended December 31, 2023, MAC’s audit reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and MAC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to MAC’s satisfaction, would have caused MAC to make reference in connection with MACs report to the subject matter of the disagreement; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K, except for the disclosure of material weaknesses in the Company’s internal controls over financial reporting as disclosed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2023.

On July 15, 2024, the Company approved the engagement of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2023 and 2024 and through the date of this Current Report on Form 8-K, neither the Company nor anyone acting on its behalf consulted RBSM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2024, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management has concluded that, at December 31, 2024, the Company’s internal control over financial reporting were not effective based on those criteria.

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

Item 9B. Other Information

We are currently in the process of spinning off DMINT into a stand-alone entity. Our planned DMINT spin-off distribution (the “Spin-Off Distribution”) will occur upon DMINT’s Form S-1 Registration Statement filing being declared effective by the Securities and Exchange Commission, and the approval by the Nasdaq Capital Market (“NASDAQ”) of the listing of DMINT’s common shares on the NASDAQ. Following the consummation of the Spin-Off Distribution, of which there is no guarantee, (i) DMINT will no longer be a wholly owned subsidiary of the Company and will be a stand-alone entity, (ii) all of DMINT’s outstanding shares of common stock will be owned by the existing stockholders of the Company, and (iii) DMINT Real Estate Holdings, Inc. (“DREH”) will remain a wholly owned subsidiary of DMINT.

During the fiscal year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	66	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	55	Chief Financial Officer
Patrick Smith	52	Vice President, Finance
Ehud Ernst	65	Director and Chairman of the Audit Committee
Amir Sternhell	63	Director
Alina Dulimof	58	Director

Ronny Yakov is Chief Executive Officer, Chairman of the Board of Directors, founder and majority stockholder of the Company. Mr. Yakov has over 25 years of experience of concept-to-print, software and e-commerce marketing experience with Fortune 500 and 1,000 companies and a proven track record of helping clients adapt their businesses to technological developments. In 1996, Mr. Yakov entered into the electronic mail-order catalog business with Playboy Enterprises, creating and hosting two e-commerce sites: Critics’ Choice Video and Collectors’ Choice Music. As founder of the Company, Mr. Yakov has since developed a number of other branded e-commerce sites for clients, selling a variety of products including sporting goods, chocolates and cosmetics, with which the company now partners to provide ongoing hosting and maintenance. Other significant accomplishments of Mr. Yakov have included establishing an AT&T wholesale e-commerce platform for 180,000 employees and working with high-profile clients such as Disney, Cisco Systems, Pfizer, Motorola, and Microsoft, among many others. Mr. Yakov also developed and maintains a complex extranet/intranet infrastructure that allows Doremus, an Omnicom Communication subsidiary, to provide its advertising services to 50 of the top financial institutions on a real-time basis.

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

Patrick Smith is Vice President, Finance of the Company. Mr. Smith has over 20 years of finance, accounting and operational experience in the merchant services industry. Mr. Smith joined eVance (formerly, Calpian Commerce) in 2014 as Director of Finance. Prior to eVance, Mr. Smith spent 2 years as Director of Financial Planning and Analysis at Cynergy Data, an ISO with over 75,000 merchants. He worked with Pay by Touch, a biometric payments start-up company based in San Francisco, and was part of the financial team that raised over $300M in its capital funding. From 1996 to 2004, Mr. Smith worked for Concord EFS, a large merchant acquirer. His titles at Concord included Internal Audit, Financial Analyst and Vice President/Controller. While at Concord EFS, he was part of the diligence team that worked on several large acquisitions, including those of Star and EPS Debit networks.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total
Ronny Yakov,	2024	$750,000	$300,000	$0	$406,500	$0	$0	$30,000	$1,456,500
CEO, Chairman	2023	$750,000	$300,000	$0	$541,999	$0	$0	$30,000	$1,621,999
Patrick Smith,	2024	$350,000	$150,000	$0	$0	$0	$0	$0	$450,000
Vice President	2023	$350,000	$150,000	$0	$0	$0	$0	$0	$450,000
Rachel Boulds,	2024	$36,000	$0	$0	$0	$0	$0	$0	$36,000
CFO	2023	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Car allowance

(2)

Stock based compensation reflects fair value of options granted during the years ended December 31, 2024 and 2023, each with an exercise price of $0.01 per share pre-split ($0.10 per share post-split). 50% of options vested as of the date of grant, 25% vested on January 1, 2023 and 50% vested on January 1, 2024. Options expire after ten years from grant date if not exercised.

(3)	As of December 31, 2024, all salaries and bonus have been accrued but not fully paid. For Mr. Yakov, $750,000 salary and $300,000 have been accrued with $93,750 salary and $0 bonus paid. For Mr. Smith $350,000 salary and $150,000 bonus have been accrued with $87,500 salary and $0 bonus paid.

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

The Yakov Agreement sets Mr. Yakov’s base salary at $750,000 and he is eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of the Company’s insurance and benefit plans. Mr. Yakov received a $490,000 bonus for acquisitions closed by the Company in 2020 and 2021 and he will be eligible to receive an acquisition bonus equal to two percent (2%) of the gross purchase price paid in connection with a future acquisition. Mr. Yakov shall be eligible to receive an annual bonus of Three Hundred Thousand Dollars ($300,000) based on performance criteria established by the Board. In addition, on an annual basis, Mr. Yakov shall receive options to purchase up to 20,000 shares of common stock of the Company at an exercise price of $0.10 per share.

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

The Smith Agreement sets Mr. Smith’s base salary to $350,000 and he is eligible for insurance coverages and benefits available to the Company’s employees pursuant to the terms of the Company’s insurance and benefit plans. Mr. Smith shall be eligible to receive an annual bonus of One Hundred Fifty Thousand Dollars ($150,000) based on performance criteria established by the Compensation Committee. In addition, Mr. Smith shall receive options (the “Options”) to purchase up to 27,500 shares of common stock of the Company at an exercise price of $0.10 per share.

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

On April 8, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Employment Agreement with Mr. Yakov (the “Yakov Agreement”). The Amendment corrected a ministerial error in the terms relating to the exercise price of stock options awarded and automobile allowance for Mr. Yakov. The Amendment affirmed that the exercise price of stock options issued under the Agreement (the “Stock Options”) shall have a per share exercise price equal to $0.10 and expire ten years after the date of grant. Each Stock Option granted shall become exercisable as follows: 50% upon the grant date, then 25% upon each of the second and third anniversary of the date on which it is granted. In addition, the notices provision of the Yakov Agreement was amended to the reflect the current business address of the Company.

Outstanding Equity Awards at Fiscal Year-End

Pursuant to the Yakov Agreement, on each of January 1, 2023 and 2024, Mr. Yakov received options to purchase up to 20,000 shares of common stock of the Company at an exercise price of $0.10 per share for a total of 40,000 options to purchase common stock.

2020 Equity Incentive Plan

The Board of Directors have adopted a 2020 Equity Incentive Plan (the “Plan”) for the Company and the holders of majority of our outstanding shares of common stock have approved such plan. On December 22, 2022, the stockholders of the Company approved an amendment and restate of the Plan to increase the number of our shares of Common Stock available for issuance under the 2020 Plan from 24,000 to 200,000 shares. Grants of 20,000 options to purchase shares of common stock have been issued under the Plan as of December 31, 2024. In general, awards under the Plan shall vest ratably over a period of three years (on the first, second and third anniversaries of the agreement) subject to accelerated vesting upon a change of control of our company (although awards may be granted with different vesting terms).

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

Director Compensation

Our directors are entitled to the following fixed compensation for their services as directors during the fiscal year ended December 31, 2024.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Alina Dulimof	$10,000	$0	$0	$0	$0	$0	$10,000
Ehud Ernst	$14,000	$0	$0	$0	$0	$0	$14,000
Amir Sternhell	$10,000	$0	$0	$0	$0	$0	$10,000

Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

(1)	Beginning in 2024, two Directors will receive a fee equal to $10,000 per year and one will receive $14,000, payable in four installments on January 1, April 1, July 1 and October 1 of each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 1, 2025, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 1120 Avenue of the Americas, 4th Floor, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**		Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned(2)**	Number of Voting Shares Beneficially Owned**		Percent of Voting Shares Beneficially Owned(3)**
5% Beneficial Owners
Mary Herzog (5)	501,796	(5)	—	—	—	501,796	(5)	21%
Sarah Shine	501,798	(6)				501,798	(6)	21%
Directors and Officers
Ronny Yakov	874,813	(4)	36.7%	113,444	100%	988,257	(4)	41.5%
Rachel Boulds	83		*	—	—	83		*
Patrick Smith	100,725		4.23%	—	—	100,725		4.2%
Alina Dulimof	5,212		*	—	—	5,212		*
Ehud Ernst	—		*	—	—	—		*
Amir Sternhell	6,045		*	—	—	6,045		*
All directors and executive officers as a group (6 persons)	966,878		38.63%	113,444	100%	1,080,323		45.7%

*	Less than 1%.

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(1)	Percentage ownership of common stock is based on 2,368,075 shares of Common Stock plus 113,443 shares of common stock underlying Series A Preferred Stock outstanding on the Record Date for which holders will exercise voting power on an as-converted basis.
(2)	The number of shares and percentage ownership of Series A Preferred Stock is presented on an as-converted basis and is based on 1,021 shares of Series A Preferred Stock outstanding (which such shares of Series A Preferred Stock are convertible into 113,443 shares of common stock accordance with the Certificate of Designations (as hereinafter defined). The holders of the Series A Preferred Stock have the right to vote their shares of Series A Preferred Stock with the holders of common stock on an as-converted basis.
(3)	Percentage of voting stock is based on 2,368,075 shares of Common Stock and 1,021 shares of Series A Preferred Stock (convertible into 113,443 shares of common stock) outstanding on November 29, 2023.
(4)

Includes (i) 571,059 shares of common stock, (ii) 20,000 vested options, (iii) 113,444 shares of common stock underlying Series A Preferred Stock, (iv) shares of common stock underlying 227,003 Series A Warrants to purchase one share of common stock each at a purchase price of $90 per share, and (v) 56,751 Series B Warrants to purchase one share of common stock each at a purchase price of $45 per share, which warrants are exercisable within 60 days of this Annual Report.

(5)	Includes (i) shares of common stock underlying 401,437 Series A Warrants to purchase one share of common stock each at a purchase price of $90 per share, and (ii) 100,359 Series B Warrants to purchase one share of common stock each at a purchase price of $45 per share, which warrants are exercisable within 60 days of this Annual Report.
(6)	Includes (i) shares of common stock underlying 401,437 Series A Warrants to purchase one share of common stock each at a purchase price of $90 per share, and (ii) 100,360 Series B Warrants to purchase one share of common stock each at a purchase price of $45 per share, which warrants are exercisable within 60 days of this Annual Report.

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

On January 24, 2024, Mr. Smith exercised options to purchase a total of 381,069 pre-split shares of common stock (38,107 post-split) for $2,761.

During the year ended December 31, 2024, the Company accrued $124,903 for dividends on the Series A preferred stock held by Mr. Yakov. As of December 31, 2024 and 2023, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $543,509 and $418,606, respectively.

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

During the years ended December 31, 2024 and 2023, Mr. Yakov made payments on behalf of the Company in the amount of $1,191,282 and $12,678, respectively. As of December 31, 2024, the Company owes Mr. Yakov $1,203,960.

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

Item 14. Principal Accountant Fees and Services

The following table describes fees for professional audit services rendered and billed by RBSM, LLP, our present independent registered public accounting firm and principal accountant, for audit services of our consolidated financial statements and for other services during fiscal year 2024 and for professional audit services rendered and billed by Mac Accounting Group & CPAs, LLP for the audit of our consolidated financial statements and for other services during fiscal years 2024 and 2023.

Type of Fee – Billed by RBSM, LLP,	2024	2023
Audit Fees(1)	$56,500	$—
Audit Related Fees(2)	$—	$—
Total	$56,500	$—

Type of Fee – Billed by Mac Accounting Group & CPAs, LLP,	2024	2023
Audit Fees(1)	$12,000	$116,000
All Other Fees(2)	$17,500	$5,000
Total	$29,500	$121,000

(1)	Audit fees for fiscal years 2024 and 2023 represent fees billed for services rendered by RBSM, LLP and Mac Accounting Group & CPAs, LLP, for the audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.
(2)	All other fees for fiscal years 2024 and 2023 represent fees billed for services rendered by Mac Accounting Group & CPAs, LLP in connection with comfort letters and registration statements filed during each respective fiscal year.

Our Audit Committee has determined that the services provided by the Auditor are compatible with maintaining the independence of the Auditor as our independent registered public accounting firm.

The Board has established pre-approval policies and procedures pursuant to which the Board approved the foregoing audit, tax and non-audit services provided by the Auditor in 2023 and 2024. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. Fee estimates for these services are approved by the Chairman of the Board based on information provided by our management.

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

PART IV

Item 15. Exhibits

Exhibit Number	Description
2.1	Memorandum of Sale, dated as of April 9, 2018, by and among eVance, Inc., eVance Capital, Inc., Securus365, Inc. and GACP(1)
3.1	Certificate of Incorporation, as amended (18)
3.2	Amended and Restated Bylaws of the Company(13)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(13)
4.1	Warrant, dated April 9, 2018, issued by the Company to GACP(1)
4.2	Representative’s Warrant(13)
4.3	Series A Warrant Agency Agreement (including the terms of the Series A Warrant)(13)
4.4	Series B Warrant Agency Agreement (including the terms of the Series B Warrant)(13)
4.5	Description of Registered Securities (*)(20)
10.1	Loan and Security Agreement, dated as of April 9, 2018, by and among GACP, the lenders from time to time party thereto, the Company, as parent guarantor, and the Borrowers(1)
10.2	Amendment No. 1 to Loan and Security Agreement, dated as of July 30, 2018, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(3)
10.3	Amendment No. 3 to Loan and Security Agreement, dated as of February 5, 2019, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(4)
10.4	Agreement Regarding Additional Warrants, dated April 9, 2018, by and between the Company and GACP(1)
10.5	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of CrowdPay.US, Inc.(2)
10.6	Share Exchange Agreement, dated May 9, 2018, by and between The OLB Group, Inc. and the stockholders of OmniSoft, Inc.(2)
10.7	Subordinated Promissory Note, dated July 30, 2018, by and between the Company and John Herzog(3)
10.8	Amendment No. 1 to Subordinated Promissory Note, dated as of November 14, 2019, by and between the Company and John Herzog(4)
10.9	Amendment No. 2 to Subordinated Promissory Note, dated June 25, 2019, by and between the Company and John Herzog(5)
10.10	Employment Agreement with Ronny Yakov(5)
10.11	Employment Agreement with Patrick Smith(5)
10.12	Commitment Letter from John Herzog dated December 10, 2019(6)
10.13	Amendment No. 4 to Loan and Security Agreement, dated as of April 24, 2020, by and among GACP Finance Co., LLC, as administrative agent and collateral agent, the lenders party thereto, Securus365, Inc., eVance, Inc., eVance Capital, Inc., OMNISOFT, Inc., and CrowdPay.us, Inc., as borrowers, and the Company, as parent guarantor(7)
10.14	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. John Herzog(8)
10.15	Debt Conversion Agreement, dated as of May 13, 2020 by and between the Company and. Ronny Yakov(8)
10.16	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and Ronny Yakov(11)
10.17	First Amended and Restated Debt Conversion Agreement, dated as of July 24, 2020, by and between the Company and John Herzog(11)
10.18	Form of 2020 Equity Incentive Plan(9)
10.19	Lease Agreement dated June 24, 2020 between Pergament Lodi, LLC and Evance, Inc.(10)
10.20	Underwriting Agreement with Aegis Capital Corp. dated August 6, 2020.(13)

10.24	Asset Purchase Agreement dated November 24, 2021 by and between the Company and FFS Data Corporation(14).
10.25	Share Exchange Agreement dated January 3, 2022 between the Company and all of the stockholders of Crowd Ignition, Inc. (15)
10.26	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 3” (4,000 square feet) (16).
10.27	Lease Agreement dated November 10, 2021 between The Bradford Regional Airport Authority and DMINT, Inc. related to “Cell 4” (6,000 square feet) (16).
10.28	Services Agreement between Executive Workspace LLC d/b/a Elevated NY and The OLB Group, Inc.(17)
10.29	Contract for Sale of Realty between Madison Haywood Developmental Services, Inc. and DMINT Real Estate Holdings, Inc. (17)
10.30	SURRENDER AND RELEASE AGREEMENT (this “Agreement”) dated as of March 29, 2023 (the “Effective Date”) is made by and between THE BRADFORD REGIONAL AIRPORT AUTHORITY and DMINT, Inc. (18)
10.31	Letter of Resignation dated March 13, 2023 from Daszkal Bolton LLP (18).
10.32	Membership Interest Purchase Agreement dated June 15, 2023 by and between the Company and SDI Black 001, LLC.(19)
10.33	Amendment No. 1 to Employment Agreement dated April 4, 2024 by and between the Company and Ronny Yakov (20)
10.34	Membership Interest Purchase Agreement dated May 20, 2024 by and between the Company and Cuentas, Inc. (21)
10.35	Secured Convertible Promissory Note Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and The OLB Group, Inc. (22)
10.36	Security Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and the OLB Group, Inc. (23)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
97.1	Clawback Policy(20)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed April 13, 2018.

(2)	Incorporated by reference to Form 8-K filed May 15, 2018.

(3)	Incorporated by reference to Form 8-K filed August 3, 2018.

(4)	Incorporated by reference to Form 8-K filed March 12, 2019.

(5)	Previously filed with Form S-1 on June 26, 2019.

(6)	Previously filed with Form S-1 on January 17, 2020.

(7)	Previously filed with Form 10-K on April 29, 2020.

(8)	Previously filed with Form S-1 on May 20, 2020.

(9)	Previously filed with Form S-1 on June 8, 2020.

(10)	Incorporated by reference to Form 8-K filed July 2, 2020.

(11)	Previously filed with Form S-1 on July 27, 2020.

(12)	Previously filed with Form S-1 on July 31, 2020.

(13)	Previously file with Form 8-K filed August 12, 2020.

(14)	Incorporated by reference to Form 8-K filed November 30, 2021.

(15)	Incorporated by reference to Form 8-K filed January 5, 2022.

(16)	Incorporated by reference to Form 8-K filed January 11, 2022.

(17)	Incorporated by reference to Form 8-K filed August 16, 2022.

(18)	Previously filed with Form 10-K on March 30, 2023.

(19)	Incorporated by reference to Form 8-K filed June 21, 2023.

(20)	Previously filed with Form 10-K on April 15, 2024.

(21)	Previously filed with Form 10-Q on May 20, 2024.

(22)	Previously filed with Form 10-Q on August 14, 2024.

(23)	Previously filed with Form 10-Q on August 14, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: April 15, 2025	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

Date: April 15, 2025	BY:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronny Yakov, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	April 15, 2025
Ronny Yakov

/s/ Ehud Ernst	Director and Chairman of the Audit Committee	April 15, 2025
Ehud Ernst

/s/ Amir Sternhell	Director	April 15, 2025
Amir Sternhell

/s/ Alina Dulimof	Director	April 15, 2025
Alina Dulimof