Form 10-K/A
period 2024-12-31
OLB GROUP, INC.
filed 2025-04-29
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 000-52994

THE OLB GROUP INC.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of The OLB Group, Inc. for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Original Filing”), is being filed solely to file Exhibits 23.1 and 23.2, the consent of RBSM LLP and Mac Accounting Group & CPAs, LLP.

In addition, pursuant to the rules of the SEC, the exhibit list included herein reflects currently-dated certifications from the Company’s principal executive officer and principal accounting officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing or reflect any events that have occurred after the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a) List of documents filed as part of this Amendment No. 1:

(1) Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Filing.

(2) Financial Statement Schedules

None.

(3) The following exhibits are either filed as part of this Annual Report on Form 10-K/A:

1

EXHIBIT INDEX

Exhibit No.	Description
23.1*	Consent of RBSM LLP.
23.2*	Consent of Mac Accounting Group & CPAs, LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interaction Data File (embedded within the Inline XBLR document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned.

The OLB Group, Inc.

Date: April 29, 2025	By:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

Date: April 29, 2025	By:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

3