Form 10-Q
period 2025-03-31
OLB GROUP, INC.
filed 2025-05-15
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 2,820,416 shares of the issuer’s common stock issued and 2,807,799 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$29,340	$27,436
Accounts receivable, net	127,688	100,621
Prepaid expenses	4,910	18,075
Other receivables	677,429	599,575
Other current assets	2,269	—
Total Current Assets	841,636	745,707

Other Assets:
Property and equipment, net	2,995,690	3,254,039
Intangible assets, net	—	3,724
Goodwill	8,139,889	8,139,889
Operating lease right-of-use assets	139,795	140,218
Other long-term assets	387,181	395,952
Total Other Assets	11,662,555	11,933,822

TOTAL ASSETS	$12,504,191	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$60,421	$31,750
Accounts payable	4,531,491	4,216,194
Accrued expenses	1,333,226	1,151,803
Preferred dividend payable (related party)	574,139	543,509
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	1,183,960	1,203,960
Accrued interest - related party	225,319	—
Operating lease liability – current portion	46,491	46,491
Note payable – current portion	164,101	202,939
Total Current Liabilities	10,119,148	9,396,646
Long Term Liabilities:
Notes payable, net of current portion	—	—
Operating lease liability – net of current portion	93,869	93,869
Total Liabilities	10,213,017	9,490,515

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 1,021 shares issued and outstanding at March 31, 2025 and December 31, 2024	10	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,380,692 and 2,289,930 shares issued, 2,368,075 and 2,277,313 shares outstanding at March 31, 2025 and December 31, 2024, respectively	237	228
Treasury stock, at cost, 12,617 shares at March 31, 2025 and December 31, 2024	(109,988)	(109,988)
Additional paid-in capital	71,289,720	71,098,571
Accumulated deficit	(68,888,805)	(67,799,807)
Total Stockholders’ Equity	2,291,174	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,504,191	$12,679,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Transaction and processing fees	$2,058,277	$2,288,209
Merchant equipment rental and sales	12,124	20,183
Revenue, net - bitcoin mining	85,482	211,617
Other revenue from monthly recurring subscriptions	72,637	108,868
Digital product revenue	93,016	867,305
Total revenue	2,321,536	3,496,182

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,808,814	2,753,593
Amortization expense	3,972	190,961
Depreciation expense	258,349	749,520
Salaries and wages	531,356	1,016,338
Professional fees	77,573	648,443
General and administrative expenses	490,151	1,024,892
Total operating expenses	3,170,215	6,383,747

Loss from operations	(848,679)	(2,887,565)

Other income (expense):
Realized gain (loss) on sale of bitcoin	—	225,229
Unrealized gain on investment	—	274,731
Interest expense	(225,319)	(13,013)
Other expense	(15,000)	—
Total other income (expense)	(240,319)	486,947

Net loss before income taxes	(1,088,998)	(2,400,618)

Income tax expense	—	—

Net loss	(1,088,998)	(2,400,618)
Net loss attributed to noncontrolling interest	—	29,022
Net loss attributed to The OLB Group and Subsidiaries	(1,088,998)	(2,371,596)

Preferred dividends (related parties)	(30,630)	(31,311)

Net Loss Applicable to Common Shareholders	$(1,119,628)	$(2,402,907)

Net loss per common share, basic and diluted	$(0.47)	$(0.14)

Weighted average shares outstanding, basic and diluted	2,360,939	17,484,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	1,021	10	2,277,313	$228	$71,098,571	$(109,988)	$(67,799,807)	$3,189,014
Common stock sold for cash	—	—	90,762	9	187,904		—	187,913
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	(30,630)
Stock-based compensation	—	—	—	—	33,875	—	—	33,875
Net loss	—	—	—	—	—	—	(1,088,998)	(1,088,998)
Balance at March 31, 2025	1,021	$10	2,368,075	$237	$71,289,720	$(109,988)	$(68,888,805)	$2,291,174

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	$10	1,797,583	$180	$70,100,520	$(109,988)	$(58,946,492)	$90,202	$11,134,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,998)	$(2,400,618)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	262,073	940,481
Stock based compensation	33,875	304,874
Operating lease expense, net of repayment	423	—
Unrealized gain on investment	—	(274,731)
Realized gain on sale of bitcoin	—	(225,229)
Changes in assets and liabilities:
Accounts receivable	(27,067)	259,616
Prepaid expenses and other current assets	(66,958)	572,045
Other long-term assets	8,771	—
Accounts payable	315,297	178,575
Accrued interest – related party	225,319	—
Accrued expenses	181,423	220,287
Net cash used in operating activities	(155,842)	(424,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	28,671	91,020
Common stock sold for cash	187,913	9,775
Advances from related party	18,881	182,150
Repayments to related party	(38,881)	—
Proceeds from exercise of options – related party	—	6,840
Repayments on note payable	(38,838)	(40,772)
Net cash provided by financing activities	157,746	249,013

Net change in cash	1,904	(175,687)
Cash – beginning of period	27,436	179,006
Cash – end of period	$29,340	$3,319

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$—	$900,000
Preferred stock dividends	$30,630	$31,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., and DMINT Real Estate Holdings. The Company owns 100% of Cuentas SDI, LLC, which has been included in the unaudited consolidated financial statements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable represents the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2025 and December 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of March 31, 2025 and December 31, 2024. (see Note 15).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2025 and 2024 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for three months ended March 31, 2025 and 2024, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At March 31, 2025 and December 31, 2024, the carrying value of the Company’s bitcoin was $2,269 and $0, respectively. As of March 31, 2025, the Company had 0.027 bitcoin on hand which had a fair value of $470,633 based on the price of bitcoin of approximately $2,269. For the three months ended March 31, 2025 and 2024, we recorded a realized gain on our bitcoin transactions of $0 and $225,229, respectively.

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

The Company recorded no impairment expense for the three months ended March 31, 2025 and 2024.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at March 31, 2025.

A summary of goodwill as of March 31, 2025, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of March 31, 2025	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of March 31, 2025 and December 31, 2024, respectively. This balance represents an amount related to the ongoing lawsuit with FFC. As of March 31, 2025, the loan is not considered in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the three months ended March 31, 2025 and 2024 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of March 31, 2025 and December 31, 2024.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2025	2024
Transaction and processing fees from wholesale contracts	$2,058,277	$2,288,209
Transaction and processing fees from retail contracts	12,124	20,183
Other transaction and processing fees, revenue from monthly recurring subscriptions, and merchant equipment rental and sales	85,482	211,617
Bitcoin mining revenue	72,637	108,868
Digital product revenue	93,016	867,305
Total revenue from contracts with customers	$2,321,536	$3,496,182

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of March 31, 2025 and December 31, 2024, customer deposits were $0.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU, effective for the year ended December 31, 2024.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2025, the Company had cash of approximately $29,000, accounts receivable of approximately $128,000, prepaid expenses of approximately $5,000 and other receivables of approximately $677,000. At March 31, 2025, the Company has accounts payable and accrued expenses of approximately $5,865,000, a cash overdraft of $60,421 as well as other current liabilities of approximately $4,194,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the three months ended March 31, 2025 reported net cash used by operating activities of approximately $156,000.

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

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Merchant portfolios	$2,409,965	$2,409,965
Less accumulated amortization	(2,409,965)	(2,409,965)
Net residual portfolios	$—	$—

Trade name	$2,500,000	$2,500,000
Less accumulated amortization	(2,500,000)	(2,500,000)
Net trade name	$—	$—

Exclusive agreement to purchase natural gas	$4,499,952	$4,499,952
Less accumulated amortization	(4,499,952)	(4,499,952)
Net mineral rights	$—	$—

Domain name	$4,965	$4,965
Less accumulated amortization	(4,965)	(1,241)
Net mineral rights	$—	$3,724

Total intangible assets, net	$—	$3,724

Amortization expense for the three months ended March 31, 2025 and 2024 was $3,972 and $190,961, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(8,549,939)	(8,291,590)
Property and Equipment, net	$2,995,690	$3,254,039

Depreciation expense for the three months ended March 31, 2025 and 2024 was $258,349 and $749,520, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. As of December 31, 2024, the investment in equity securities was $0.

During the three months ended March 31, 2024, the Company recognized an unrealized gain of $274,731.

NOTE 7 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the three months ended March 31, 2025, the Company made repayments of $38,838. As of March 31, 2025 and December 31, 2024, the note payable balance was $164,101 and $202,939, respectively. The Company is currently in negotiations with VFS to extend the term of the loan.

NOTE 8 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding March 31, 2025	20,000	$0.10	$21,800
Shares exercisable at March 31, 2025	20,000	$0.10	$21,800

During the three months ended March 31, 2025 and 2024 the Company recognized $33,875 and $304,874, respectively, in stock-based compensation related to the above-mentioned options. As of March 31, 2025 there is $101,625 of unrecognized expense for the above-mentioned options is expected to extend for 1.01 years and the weighted average contractual term of the options outstanding and of the option exercisable were 8.76 years.

NOTE 9 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Exercised	—	$—
Outstanding, March 31, 2025	856,313	$68.33	1.24

NOTE 10 – OPERATING LEASES

On November 13, 2024, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Royal Centre Holdings LLC (the “Lessor”) relating to approximately 1,740 square feet of property located at 11475 Great Oaks Way, Alpharetta, Georgia. The term of the Lease is for thirty-nine (39) months commencing December 1, 2024. The monthly base rent was $4,023.75 for the first twelve (12) months, beginning in April 2025, increasing each year thereafter. The total rent for the entire lease term is $162,435.

Lease expense for the three months ended March 31, 2025 and 2024, was $2,907 and $22,072, respectively.  The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

	Balance Sheet Classification	March 31, 2025
Asset
Operating lease asset	Right of use asset	$139,795
Total lease asset		$139,795

Liability
Operating lease liability – current portion	Current operating lease liability	$46,491
Operating lease liability – noncurrent portion	Long-term operating lease liability	93,869
Total lease liability		$140,360

Lease obligations at March 31, 2025 consisted of the following:

For the year ended December 31:
2025	$36,334
2026	49,858
2027	51,354
2028	20,863
Total payments	$158,409
Amount representing interest	$(18,049)
Lease obligation, net	140,360
Less current portion	(46,491)
Lease obligation – long term	$93,869

NOTE 11 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2025, the Company sold 90,762 shares of common stock from its ATM Offering, for total proceeds of $187,913.

During the three months ended March 31, 2025, there was an increase to additional paid in capital for stock option expense of $33,875.

During the three months ended March 31, 2025, there was a decrease to additional paid in capital for Series A preferred stock dividend expense of $30,630.

NOTE 12 – PREFERRED STOCK

Our certificate of incorporation, as amended, authorizes the issuance of 1,000,000 shares of blank check preferred stock with such designation, rights and preferences as may be determined from time to time by our board of directors.

Series A Preferred Stock

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share. As of March 31, 2025 and December 31, 2024 there were 1,021 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company accrued $30,630 and $31,311, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. As of March 31, 2025 and December 31, 2024, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $574,139 and $543,509, respectively.

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

On August 12, 2024, the Company entered into an agreement with Yakov Holdings LLC, an entity controlled by Mr. Yakov (the “Yakov LLC”) whereby the Yakov LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov LLC Loan”). The Yakov LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov LLC Loan is 12% and it matures on August 12, 2025. In addition, the Yakov LLC Loan is secured by a first priority security interest for the benefit of the Yakov LLC over all of the assets of the Company. As of March 31, 2025 and December 31, 2024, the amount due to Yakov LLC is $1,183,960 and $1,203,960, respectively. As of March 31, 2025 and December 31, 2024, there is $225,319 and $0, of accrued interest due.

During the three months ended March 31, 2025 and 2024, Mr. Yakov made payments on behalf of the Company in the amount of $18,881 and $182,150, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SEGMENTS

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

The following tables detail revenue, operating expenses, and assets, liabilities and equity for the Company’s reportable segments as of and for the three months ended March 31, 2025.

	Fintech Segment	Bitcoin Mining Segment		Consolidated Total
ASSETS
Current Assets:
Cash	$29,218		$122	$29,340
Accounts receivable, net	127,688		—	127,688
Prepaid expenses	4,910		—	4,910
Other receivables	278,446		398,983	677,429
Other current assets	—		2,269	2,269
Total Current Assets	440,262		401,374	841,636

Other Assets:
Property and equipment, net	—		2,995,690	2,995,690
Goodwill	8,139,889		—	8,139,889
Operating lease right-of-use assets	139,795		—	139,795
Other long-term assets	387,181		—	387,181
Total Other Assets	8,666,865		2,995,690	11,662,555

TOTAL ASSETS	$9,107,127		$3,397,064	$12,504,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$60,421	$		$60,421
Accounts payable	3,941,629		589,862	4,531,491
Accrued expenses	1,333,226		—	1,333,226
Preferred dividend payable (related party)	574,139		—	574,139
Merchant portfolio purchase installment obligation	2,000,000		—	2,000,000
Related party payable	1,151,960		32,000	1,183,960
Accrued interest - related party	225,319		—	225,319
Operating lease liability – current portion	46,491		—	46,491
Note payable – current portion	164,101		—	164,101
Due to/from intercompany	(22,969,695)		22,969,695	—
Total Current Liabilities	(13,472,409)		23,591,557	10,119,148
Long Term Liabilities:
Operating lease liability – net of current portion	93,869		—	93,869
Total Liabilities	(13,378,540)		23,591,557	10,213,017

Stockholders’ Equity:
Series A Preferred stock	10		—	10
Common stock	237		—	237
Treasury stock	(109,988)		—	(109,988)
Additional paid-in capital	71,289,720		—	71,289,720
Accumulated deficit	(48,694,312)		(20,194,493)	(68,888,805)
Total stockholders’ equity	22,485,667		(20,194,493)	2,291,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,107,127		3,397,064	$12,504,191

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$2,058,277	$—	$2,058,277
Merchant equipment rental and sales	12,124	—	12,124
Revenue, net - bitcoin mining	—	85,482	85,482
Other revenue from monthly recurring subscriptions	72,637	—	72,637
Digital product revenue	93,016	—	93,016
Total revenue	2,236,054	85,482	2,321,536

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,808,814	—	1,808,814
Amortization expense	3,972	—	3,972
Depreciation expense	—	258,349	258,349
Salaries and wages	255,666	275,690	531,356
Professional fees	69,793	7,780	77,573
General and administrative expenses	380,359	109,792	490,151
Total operating expenses	2,518,604	651,611	3,170,215

Loss from operations	(282,550)	(566,129)	(848,679)

Other income (expense):
Interest expense	(225,319)	—	(225,319)
Other expense	(15,000)	—	(15,000)
Total other income	(240,319)	—	(240,319)

Net loss	(522,869)	(566,129)	(1,088,998)

Preferred dividends (related party)	(30,630)	—	(30,630)

Net Loss Applicable to Common Stockholders’	$(553,499)	$(566,129)	$(1,119,628)

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the three months ended March 31, 2024.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$2,288,209	$—	$2,288,209
Merchant equipment rental and sales	20,183	—	20,183
Revenue, net - bitcoin mining	—	211,617	211,617
Other revenue from monthly recurring subscriptions	108,868	—	108,868
Digital product revenue	867,305	—	867,305
Total revenue	3,284,565	211,617	3,496,182

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,753,593	—	2,753,593
Amortization expense	78,462	112,499	190,961
Depreciation expense	28,476	721,044	749,520
Salaries and wages	740,713	275,625	1,016,338
Professional fees	602,193	46,250	648,443
General and administrative expenses	762,809	262,083	1,024,892
Total operating expenses	4,966,246	1,417,501	6,383,747

Loss from operations	(1,681,681)	(1,205,884)	(2,887,565)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(13,013)		(13,013)
Total other income	(13,013)	499,960	486,947

Net loss	(1,694,694)	(705,924)	(2,400,618)
Net loss attributed to noncontrolling interest	29,022	—	29,022
Net loss attributed to The OLB Group and Subsidiaries	(1,665,672)	(705,924)	(2,371,596)

Preferred dividends (related parties)	(31,311)	—	(31,311)

Net Loss Applicable to Common Shareholders	$(1,696,983)	$(705,924)	$(2,402,907)

NOTE 16 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of March 31, 2025 and December 31, 2024. Legal proceedings regarding this matter began in 2022 and have continued through 2025, see Note 15.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through, May 15, 2025, the date that the unaudited financial statements were issued and has determined that is has the following material subsequent events to disclose in these unaudited financial statements.

Subsequent to March 31, 2025, Mr. Yakov made payments on behalf of the company in the amount of $134,545.

Subsequent to March 31, 2025, the Company sold 439,724 shares of common stock from its ATM Offering, for total proceeds of $630,499.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Company Overview and Description of Business

Overview

We are a FinTech company that focuses on a suite of products in the merchant services marketplace that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), OmniSoft.io, Inc., a Delaware corporation (“OmniSoft”), and CrowdPay.Us, Inc., a New York corporation (“CrowdPay”), though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on individualized merchant services offerings for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. DMint has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location. As of December 31, 2024, DMINT had 1,000 computers and had 400 computers online and mining for Bitcoin. At March 31, 2025, DMINT had mined 57.77 Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of DMINT, purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines. The Company plans to complete the buildout of the building to be fully operational with 5,000 machines in 2025 following a spin-off of DMINT into a standalone entity, which is currently in process and has not yet been consummated.

As stated above, we are currently in the process of spinning off DMINT into a stand-alone entity. Our planned DMINT spin-off distribution (the “Spin-Off Distribution”) will occur upon DMINT’s Form S-1 Registration Statement filing being declared effective by the Securities and Exchange Commission, and the approval by the Nasdaq Capital Market (“NASDAQ”) of the listing of DMINT’s common shares on the NASDAQ. Following the consummation of the Spin-Off Distribution, of which there is no guarantee, (i) DMINT will no longer be a wholly owned subsidiary of the Company and will be a stand-alone entity, (ii) all of DMINT’s outstanding shares of common stock will be owned by the existing stockholders of the Company, and (iii) DMINT Real Estate Holdings, Inc. (“DREH”) will remain a wholly owned subsidiary of DMINT

CrowdPay.us™ operates a white label capital raising platform that targets small and midsized businesses seeking to raise capital and registered broker-dealers seeking to host capital raising campaigns for such businesses by integrating the platform onto such company’s or broker-dealer’s website. Our CrowdPay platform is tailored for companies seeking to raise money through a crowdfunding offering of between $1 million and $50 million pursuant to Regulation CF under Title III of the Jumpstart Our Business Startups (the “JOBS Act”), offerings pursuant to Rule 506(b) and Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and offerings pursuant to Regulation A+ of the Securities Act. Our platform, which can be used for multiple offerings at once, provides companies and broker-dealers with an easy-to-use, turnkey solution to support company offerings, allowing companies and broker-dealers to easily present online to potential investors relevant marketing and offering materials and by aiding in the accreditation and background check processes to ensure investors meets the applicable requirements under the rules and regulations of the Securities Exchange Commission (the “SEC”). CrowdPay charges a fee to each company and broker-dealer for the use of its platform under a fee structure that is agreed to between CrowdPay and the Company and/or broker-dealer prior to the initiation of the offering. CrowdPay also generates revenues by providing ancillary services to the companies and broker-dealers utilizing our platform, including running background checks and providing anti-money laundering and know-your-customer compliance. CrowdPay is not a registered funding portal or a registered broker-dealer.

On January 3, 2022, the Company entered into a share exchange agreement with all of the shareholders of Crowd Ignition, Inc. (“Crowd Ignition”) whereby the Company purchased 100% of the equity of Crowd Ignition in exchange for 1,318,408 shares of the common stock, par value $0.0001 of the Company (the “CI Issued Shares”). The value of the CI Issued Shares was, for purposes of the Agreement, based on the closing trading price of the Company on October 1, 2021 (the date on which a third-party fairness opinion was issued), resulting in an aggregate purchase price for Crowd Ignition of $5.3 million. The share exchange transaction closed on January 3, 2022. Prior to the closing of the share exchange transaction, Ronny Yakov, Chairman and CEO of the Company and John Herzog, a shareholder of the Company, owned 100% of the equity of Crowd Ignition.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025, we had total revenue of $2,321,536 compared to $3,496,182 of revenue for the three months ended March 31, 2024, a decrease of $1,174,646 or 33.6%. We earned $2,058,277 in transaction and processing fees, $12,124 in merchant equipment rental and sales, $72,637 in other revenue from monthly recurring subscriptions, $85,482 of revenue from the Cryptocurrency Mining segment and $93,016 of revenue from the sale of digital products. For the three months ended March 31, 2024, we earned $2,288,209 in transaction and processing fees, $20,183 in merchant equipment rental and sales, $108,868 in other revenue from monthly recurring subscriptions, $211,617 of revenue from the Bitcoin Mining segment and $867,305 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business.

For the three months ended March 31, 2025, we had processing and servicing costs of $1,808,814 compared to $2,753,593 of processing and servicing costs for the three months ended March 31, 2024, a decrease of $944,779 or 34.3%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the three months ended March 31, 2025 was $3,972 compared to $190,961 for the three months ended March 31, 2024, a decrease of $186,989 or 97.9%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024.

Depreciation expense for our Bitcoin Mining Segment was $258,349 for the three months ended March 31, 2025 compared to $749,520 for the three months ended March 31, 2024, a decrease of $491,171 or 65.5%.  The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the three months ended March 31, 2025, was $531,356 compared to $1,016,338 for the three months ended March 31, 2024, a decrease of $484,982 or 47.7%. The decrease is due to a decrease in headcount and a $271,000 decrease for stock based compensation.

Professional fees for the three months ended March 31, 2025, were $77,573 compared to $648,443 for the three months ended March 31, 2024, a decrease of $570,870 or 88%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity was much less in the current period.

General and administrative expenses for the three months ended March 31, 2025, was $490,151 compared to $1,024,892 for the three months ended March 31, 2024, a decrease of $534,741 or 52.2%. The decrease was mainly due to an approximately $212,000 decrease in Bank Fees, a decrease of $43,000 in Computer & Software Expenses, a $62,000 decrease in Utility Expense and a decrease of $76,000 in insurance expense.

For the three months ended March 31, 2025, we had total other expense of $240,319 compared to total other income of $486,947 for the three months ended March 31, 2024. In the current period we incurred interest expense for a related party of $225,319 and other expense of $15,000. In the prior period we had unrealized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $13,013 of interest expense.

Our net loss for the three months ended March 31, 2025, was $1,088,998 compared to $2,400,618 for the three months ended March 31, 2024. This was a decrease in our net loss of $1,311,620 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the three months ended March 31, 2025, we used $155,842 of cash in operating activities, which included our net loss of $1,088,998 offset by $262,073 for amortization and depreciation expense and $423 for lease expense and net changes in operating assets and liabilities of $636,785. For the three months ended March 31, 2024, we used $424,700 of cash in operating activities, which included our net loss of $2,400,618 offset by $940,481 for amortization and depreciation expense, $304,874 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $1,230,523.

Financing Activities

For the three months ended March 31, 2025, we received net cash of $157,746 in financing activities as a result of receiving $18,881 from our CEO and $187,913 from the sale of common stock, and an increase in our cash overdraft of $28,671. We made repayments on our note payable of $38,838 and to our CEO of $38,881. For the three months ended March 31, 2024, we received net cash of $249,013 in financing activities as a result of receiving $182,150 from our CEO, $9,775 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $91,020. We made repayments on our note payable of $40,772.

Liquidity and Capital Resources

At March 31, 2025, the Company had cash of $29,340 and negative working capital of $9,277,512.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of March 31, 2025, the ATM Offering has resulted in proceeds of $1,278,836.

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

During the three months ended March 31, 2025, Mr. Yakov made payments on behalf of the Company in the amount of $18,881. As of March 31, 2025, the amount due to Yakov LLC is $1,183,960 and $225,319 of principal and interest, respectively.

The Company has reviewed its cash flow activity during 2024 and the first three months ended March 31, 2025 and projected cash flow forecast for the remainder of 2025. At March 31, 2025, the Company had cash of approximately $29,000, accounts receivable of approximately $128,000, and other prepaids and receivables of approximately $682,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through March 31, 2026. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company sold 90,762 shares of common stock from its ATM Offering, for total proceeds of $187,913.

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

Date: May 15, 2025	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)