Form 10-Q
period 2025-06-30
OLB GROUP, INC.
filed 2025-08-19
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025, there were 8,780,749 shares of the issuer’s common stock issued and 8,768,132 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,662	$27,436
Accounts receivable, net	81,040	100,621
Prepaid expenses	—	18,075
Other receivables	777,865	599,575
Other current assets	14,039	—
Total Current Assets	875,606	745,707

Other Assets:
Property and equipment, net	2,870,752	3,254,039
Intangible assets, net	—	3,724
Goodwill	8,139,889	8,139,889
Operating lease right-of-use assets	118,869	140,218
Other long-term assets	380,952	395,952
Total Other Assets	11,510,462	11,933,822

TOTAL ASSETS	$12,386,068	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$26,451	$31,750
Accounts payable	3,783,495	4,216,194
Accrued expenses	57,360	1,151,803
Preferred dividend payable (related party)	—	543,509
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	—	1,203,960
Operating lease liability – current portion	45,742	46,491
Note payable – current portion	—	202,939
Total Current Liabilities	5,913,048	9,396,646
Long Term Liabilities:
Operating lease liability – net of current portion	73,741	93,869
Total Liabilities	5,986,789	9,490,515

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 0 and 1,021 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,380,749 and 2,289,930 shares issued, 8,368,132 and 2,277,313 shares outstanding at June, 2025 and December 31, 2024, respectively	837	228
Common stock to be issued	748,001	—
Treasury stock, at cost, 12,617 shares at June 30, 2025 and December 31, 2024	(109,988)	(109,988)
Additional paid-in capital	77,548,548	71,098,571
Accumulated deficit	(71,788,119)	(67,799,807)
Total Stockholders’ Equity	6,399,279	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,386,068	$12,679,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Transaction and processing fees	$2,096,342	$2,484,193	$4,154,619	$4,772,402
Merchant equipment rental and sales	4,563	27,940	16,687	48,123
Revenue, net - cryptocurrency mining	60,190	52,319	145,672	263,936
Other revenue from monthly recurring subscriptions	70,359	145,026	142,996	253,894
Digital product revenue	35,737	811,676	128,753	1,678,981
Total revenue	2,267,191	3,521,154	4,588,727	7,017,336

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,964,314	2,972,679	3,773,128	5,726,272
Amortization and depreciation expense	—	117,847	3,972	308,808
Depreciation expense – cryptocurrency mining	120,967	843,671	379,316	1,593,191
Salaries and wages	1,052,614	689,198	1,583,970	1,705,536
Professional fees	334,566	564,855	412,139	1,213,298
General and administrative expenses	491,476	947,987	981,627	1,972,879
Total operating expenses	3,963,937	6,136,237	7,134,152	12,519,984

Loss from operations	(1,696,746)	(2,615,083)	(2,545,425)	(5,502,648)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	—	—	—	225,229
Unrealized (loss) gain on investment	—	—	—	274,731
Interest expense	(169,805)	(32,929)	(395,124)	(45,942)
Loss on conversion related party	(175,763)	—	(175,763)	—
Loss on settlement of accounts payable and debt	(52,000)	—	(52,000)	—
Loss on settlement of law suit	(30,000)	—	(45,000)	—
Total other income (expense)	(427,568)	(32,929)	(667,887)	454,018

Net Loss before income taxes	(2,124,314)	(2,648,012)	(3,213,312)	(5,048,630)

Income tax expense	—	—	—	—

Net Loss	(2,124,314)	(2,648,012)	(3,213,312)	(5,048,630)

Preferred dividends (related parties)	—	(30,970)	(30,630)	(62,281)
Deemed dividend – preferred stock	(775,000)	—	(775,000)	—
Net Loss Applicable to Common Shareholders	$(2,899,314)	$(2,678,982)	$(4,018,942)	$(5,110,911)

Net loss per common share, basic and diluted	$(0.66)	$(1.49)	$(3.68)	$(2.88)

Weighted average shares outstanding, basic and diluted	4,390,281	1,797,583	1,091,286	1,773,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	To be Issued	Stock	Deficit	Total
Balance at December 31, 2024	1,021	10	2,277,313	$228	$71,098,571	$—	$(109,988)	$(67,799,807)	$3,189,014
Common stock sold for cash	—	—	90,762	9	187,904	—		—	187,913
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Net loss	—	—	—	—	—	—	—	(1,088,998)	(1,088,998)
Balance at March 31, 2025	1,021	10	2,368,075	237	71,289,720	—	(109,988)	(68,888,805)	2,291,174
Common stock issued for accrued salary and loans payable – related party	—	—	3,865,088	386	4,040,805	—	—	—	4,041,191
Common stock to be issued for accounts payable	—	—	—	—	—	748,001	—	—	748,001
Preferred stock converted to common	(1,021)	(10)	1,021,000	102	(92)	—	—	—
Accrued preferred stock dividends converted to common	—	—	529,000	53	528,947	—	—	—	529,000
Preferred stock dividend contributed to capital	—	—	—	—	45,139	—	—	—	45,139
Common stock issued for services – related party	—	—	67,000	7	135,333	—	—	—	135,340
Common stock sold for cash	—	—	517,969	52	699,821	—	—	—	699,873
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Deemed dividend – preferred stock	—	—	—	—	775,000	—	—	(775,000)	—
Net loss	—	—	—	—	—	—	—	(2,124,314)	(2,124,314)
Balance at June 30, 2025	—	$—	8,368,132	$837	$77,548,548	$748,001	$(109,988)	$(71,788,119)	$6,399,279

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	10	1,797,583	180	70,100,520	(109,988)	(58,946,492)	90,202	11,134,432
Preferred stock dividends-related party	—	—	—	—	(30,970)	—	—	—	(30,970)
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Derecognition of noncontrolling interest	—	—	—	—	(95,775)	—	(29,022)	(90,202)	(214,999)
Net loss	—	—	—	—	—	—	(2,648,012)	—	(2,648,012)
Balance at June 30, 2024	1,021	$10	1,797,583	$180	$70,007,650	$(109,988)	$(61,623,526)	$—	$8,274,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,213,312)	$(5,048,630)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	383,288	1,901,999
Stock based compensation	67,750	338,750
Common stock issued for services – related party	135,340	—
Operating lease expense, net of repayment	472	—
Unrealized gain on investment	—	(225,229)
Realized gain on sale of bitcoin	—	(274,731)
Loss on conversion related party	175,763	—
Loss on extinguishment of debt	52,000	—
Loan extinguishment related expense	52,583	—
Changes in assets and liabilities:
Accounts receivable	19,581	348,888
Prepaid expenses and other current assets	(170,531)	710,049
Other long-term assets	15,000	—
Accounts payable	46,618	702,090
Accrued interest – related party	331,359	—
Accrued expenses	928,474	336,590
Net cash used in operating activities	(1,175,615)	(1,210,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	548,393
Acquisition of 19.99% interest in Cuentas SDI, LLC	—	(215,500)
Net cash provided by investing activities	—	332,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(5,299)	30,599
Common stock sold for cash	887,786	9,775
Advances from related party	346,073	834,782
Repayments to related party	(38,881)	—
Proceeds from exercise of options – related party	—	6,840
Repayments on note payable	(38,838)	(130,406)
Net cash provided by financing activities	1,150,841	751,590

Net change in cash	(24,774)	(125,741)
Cash – beginning of period	27,436	179,006
Cash – end of period	$2,662	$53,265

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities – related party	$979,000	$900,000
Common stock issued for loans payable – related party	$1,511,152	$—
Common stock issued for accrued salary – related party	$2,022,917	$—
Preferred stock dividends	$30,630	$62,281
Common stock issued for interest – related party	$331,019	$—
Common stock payable for payment of accrued expenses	$748,001	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB” the “Company”) was incorporated in the State of Delaware on November 18, 2004, and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Bitcoin Mining Business segments.

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

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,000 - $50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal.

OmniSoft, Inc. (“OmniSoft”) operates a software platform for small merchants. Omnisoft’s Omnicommerce applications work on an iPad, mobile device and the web and allow customers to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

On May 14, 2021, the Company formed its wholly owned subsidiary, OLBit, Inc. (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Bitcoin Business and Fintech Services business. To date, the activities of this subsidiary have been nominal.

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (formerly Cuentas SDI, LLC, the “LLC”). On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The LLC owns the platform of Seller and the network serving over 31,000 bodega convenience stores in and around New York and New Jersey (see Note 7).

The Company also provides ecommerce development and consulting services on a project-by-project basis.

Bitcoin Mining Business:

On July 23, 2021, the Company formed its wholly owned subsidiary, DMINT, Inc., (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Bitcoin Business”).

On June 24, 2022, the Company formed DMINT Real Estate Holdings, Inc. (“DMINT Real Estate”), a wholly-owned subsidiary of DMINT. The purpose of DMINT Real Estate is to buy and hold real estate related to DMINT. Currently, DMINT Real Estate’s only asset is its building and property located in Selmer, Tennessee where all of the Company’s mining computers are located.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, eVance Inc, eVance Capital Inc, Securus365, Inc., CrowdPay.us, Inc., OmniSoft, Inc., OLBit, Inc., DMINT, Inc., and DMINT Real Estate Holdings. The Company owns 100% of Cuentas SDI, LLC, which has been included in the unaudited condensed consolidated financial statements.

All significant intercompany transactions and balances have been eliminated.

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2025 and December 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of June 30, 2025 and December 31, 2024. (see Note 15).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2025 and 2024 does not include warrants to acquire 856,313 shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for six months ended June 30, 2025 and 2024, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At June 30, 2025 and December 31, 2024, the carrying value of the Company’s bitcoin was $7,810 and $0, respectively. As of June 30, 2025, the Company had 0.0634 bitcoin on hand which had a fair value of $6,791 based on the price of bitcoin of approximately $107,135. For the six months ended June 30, 2025 and 2024, we recorded a realized gain on our bitcoin transactions of $0 and $225,229, respectively.

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

The Company recorded no impairment expense for the six months ended June 30, 2025 and 2024.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at June 30, 2025.

A summary of goodwill as of June 30, 2025, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of June 30, 2025	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of June 30, 2025 and December 31, 2024, respectively. This balance represents an amount related to the ongoing lawsuit with FFC. As of June 30, 2025, the loan is not considered in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the six months ended June 30, 2025 and 2024 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of June 30, 2025 and December 31, 2024.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Transaction and processing fees	$2,096,342	$2,484,193	$4,154,619	$4,772,402
Merchant equipment rental and sales	4,563	27,940	16,687	48,123
Revenue, net - cryptocurrency mining	60,190	52,319	145,672	263,936
Other revenue from monthly recurring subscriptions	70,359	145,026	142,996	253,894
Digital product revenue	35,737	811,676	128,753	1,678,981
Total revenue	2,267,191	3,521,154	4,588,727	7,017,336

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

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e. hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of Bitcoin hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proof of work) to the mining pool’s server as they contribute to solving the Bitcoin puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of June 30, 2025 and December 31, 2024, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At June 30, 2025, the Company had accounts receivable of approximately $81,000, other receivables of approximately $778,000 and other current asset of approximately $14,000. At June 30, 2025, the Company has accounts payable and accrued expenses of approximately $3,841,000, a cash overdraft of approximately $26,000 as well as other current liabilities of approximately $2,046,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the six months ended June 30, 2025 reported net cash used by operating activities of approximately $1,176,000.

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

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through August 31, 2026. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2025	December 31, 2024

Domain name	$4,965	$4,965
Less accumulated amortization	(4,965)	(1,241)
Net mineral rights	$—	$3,724

Total intangible assets, net	$—	$3,724

Amortization expense for the six months ended June 30, 2025 and 2024 was $3,972 and $308,808, respectively.

Amortization expense for the three months ended June 30, 2025 and 2024 was $0 and $117,847, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,383,396	2,383,396
Total	11,545,629	11,545,629
Less accumulated depreciation	(8,674,877)	(8,291,590)
Property and Equipment, net	$2,870,752	$3,254,039

Depreciation expense for the three and six months ended June 30, 2025 was $124,938 and $383,287, respectively.

Depreciation expense for the three and six months ended June 30, 2024 was $843,671 and $1,593,191, respectively

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. As of December 31, 2024, the investment in equity securities was $0.

During the three and six months ended June 30, 2024, the Company recognized an unrealized gain of $0 and $274,731, respectively.

NOTE 7 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the three months ended March 31, 2025, the Company made repayments of $38,838. During the six months ended June 30, 2025, the Company issued 124,531 shares of common stock in full satisfaction of the outstanding balance. As of June 30, 2025 and December 31, 2024, the note payable balance was $0 and $202,939, respectively.

NOTE 8 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding June 30, 2025	20,000	$0.10	$35,400
Shares exercisable at June 30, 2025	20,000	$0.10	$35,400

During the six months ended June 30, 2025 and 2024 the Company recognized $67,750 and $338,749, respectively, in stock-based compensation related to the above-mentioned options. During the three months ended June 30, 2025 and 2024 the Company recognized $33,875 and $33,875, respectively, in stock-based compensation related to the above-mentioned options. As of June 30, 2025 there is $67,750 of unrecognized expense for the above-mentioned options is expected to extend for 1.01 years and the weighted average contractual term of the options outstanding and of the option exercisable were 8.52 years.

NOTE 9 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Exercised	—	$—
Outstanding, June 30, 2025	856,313	$68.33	1.00

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

Lease expense for the six months ended June 30, 2025 and 2024, was $15,650 and $51,101, respectively. Lease expense for the three months ended June 30, 2025 and 2024, was $11,701 and $29,029, respectively. The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

	Balance Sheet Classification	June 30, 2025
Asset
Operating lease asset	Right of use asset	$118,869
Total lease asset		$118,869

Liability
Operating lease liability – current portion	Current operating lease liability	$45,742
Operating lease liability – noncurrent portion	Long-term operating lease liability	73,741
Total lease liability		$119,483

Lease obligations at June 30, 2025 consisted of the following:

For the year ended December 31:
2025	$24,263
2026	49,858
2027	51,354
2028	8,793
Total payments	$134,268
Amount representing interest	$(14,785)
Lease obligation, net	119,483
Less current portion	(45,742)
Lease obligation – long term	$73,741

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

During the three months ended June 30, 2025, the Company sold 517,969 shares of common stock from its ATM Offering, for total net proceeds of $699,873.

During the three months ended June 30, 2025, there was an increase to additional paid in capital for stock option expense of $33,875.

During the three months ended June 30, 2025, the Company agreed to issued 400,000 shares of common stock for payment of various accounts payable and the VFS loan (Note 7) totaling $696,000. The shares were valued at $1.87, the closing stock price on the date of grant, for a total value of $748,000, resulting in a loss on the extinguishment of debt of $52,000. As of June 30, 2025, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued. The 400,000 shares were issued by August 15, 2025.

Refer to Note 13 for shares issued to related parties.

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

The Company amended the conversion price of its Series A Convertible Preferred Stock from $90 per share to $1.00 per share on May 28, 2025. The closing stock price on May 27, 2025 was $1.50 per share. The Company and the preferred shareholder agreed to convert the preferred stock at its stated value of $1,021,000 and accrued dividends of $529,000 (totaling a stated value of $1,550,000) into 1,550,000 common shares. The modification increased the intrinsic value to preferred stockholders by approximately $775,000 which has been recorded as a deemed dividend in accordance with ASC 260-10-45-15. The deemed dividend reduced net income available to common stockholders in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025. On June 2, 2025, the holder of the Series A converted the 1,021 shares held into 1,021,000 shares of common stock and the accrued dividends of $529,000 into 529,000 shares of common stock. The excess of the accrued dividend of $574,139 over the accrued dividend converted of $529,000 was forgiven and reflected as a contribution to equity of $45,139.

As of June 30, 2025 and December 31, 2024 there were 0 and 1,021 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025 and 2024, the Company accrued $30,630 and $62,281, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. On June 2, 2025, Mr. Yakov converted $529,000 of the accrual into 529,000 shares of common stock and forgave the remaining $45,479, which was credited to additional paid in capital. As of June 30, 2025 and December 31, 2024, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $0 and $543,509, respectively.

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

On April 21, 2025 the Company agreed to convert the certain obligations owed to Ronny Yakov, Yakov LLC and Patrick Smith at $1.00 per share. The common stock price was $1.04 per share. As a result, the Company recorded a loss on conversion of $175,763 during the three and six months ended June 30, 2025. The following is a summary of the obligations subject to conversion:

Yakov LLC Loan	$1,492,152
Yakov accrued compensation	1,062,500
Yakov accrued bonus	300,000
Accrued interest	280,377
3,135,029

Smith loan	19,000
Smith accrued compensation	510,417
Smith accrued bonus	150,000
Smith accrued interest	50,642
730,059

Total obligation converted	$3,865,088

Shares issued	3,865,088
Conversion price	$1.04
$4,040,851

Loss on modification	$175,763

On the grant date of April 22, 2025, the share price was set at $1.04 per share. The conversion price was set at $1.00 per share. The excess of the fair value of  the shares to be issued over the stated amount of the obligation was recorded as a loss on conversion of $175,763.

On June 2, 2025, Mr. Yakov converted $1,772,529 of principal and interest into 1,772,529 shares of common stock. As of June 30, 2025 and December 31, 2024, the amount due to Yakov LLC is $0 and $1,203,960, respectively.

During the six months ended June 30, 2025 and 2024, Mr. Yakov made payments on behalf of the Company in the amount of $346,073 and $834,782, respectively.

On June 2, 2025, Mr. Smith converted $69,642 of principal and interest into 69,642 shares of common stock.

On June 2, 2025, Mr. Smith converted $510,417 and $150,000 of accrued salary and bonus, respectively, into 660,417 shares of common stock.

On June 2, 2025, Mr. Yakov converted $1,062,500 and $300,000 of accrued salary and bonus, respectively, into 1,362,500 shares of common stock.

During the six months ended June 30, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non cash expense of $70,700.

During the six months ended June 30, 2025, the Company issued 32,000 shares of common stock to its directors for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non cash expense of $64,640.

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

The following tables detail revenue, operating expenses, and assets, liabilities and equity for the Company’s reportable segments as of and for the six months ended June 30, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$2,611	$51	$2,662
Accounts receivable, net	81,040	—	81,040
Other receivables	378,882	398,983	777,865
Other current assets	6,229	7,810	14,039
Total Current Assets	468,762	406,844	875,606

Other Assets:
Property and equipment, net	—	2,870,752	2,870,752
Goodwill	8,139,889	—	8,139,889
Operating lease right-of-use assets	118,869	—	118,869
Other long-term assets	380,952	—	380,952
Total Other Assets	8,639,710	2,870,752	11,510,462

TOTAL ASSETS	$9,108,472	3,277,596	$12,386,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$26,451	$—	$26,451
Accounts payable	3,167,201	616,294	3,783,495
Accrued expenses	57,360	—	57,360
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Operating lease liability – current portion	45,742	—	45,742
Due to/from intercompany	(23,344,847)	23,344,847
Total Current Liabilities	(18,048,093)	23,961,141	5,913,048
Long Term Liabilities:
Operating lease liability – net of current portion	73,741	—	73,741
Total Liabilities	(17,974,352)	23,961,141	5,986,789

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	837	—	837
Common stock to be issued	748,001		748,001
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	77,548,548	—	77,548,548
Accumulated deficit	(51,104,574)	(20,683,545)	(71,788,119)
Total stockholders’ equity	27,066,320	(20,683,545)	6,399,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,108,472	3,277,596	$12,386,068

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the six months ended June 30, 2024.

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the six months ended June 30, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$4,154,619	$—	$4,154,619
Merchant equipment rental and sales	16,687	—	16,687
Revenue, net - bitcoin mining	—	145,672	145,672
Other revenue from monthly recurring subscriptions	142,996	—	142,996
Digital product revenue	128,753	—	128,753
Total revenue	4,443,055	145,672	4,588,727

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	3,773,128	—	3,773,128
Amortization expense	3,972	—	3,972
Depreciation expense	—	379,316	379,316
Salaries and wages	1,072,397	511,573	1,583,970
Professional fees	294,306	117,833	412,139
General and administrative expenses	789,496	192,131	981,627
Total operating expenses	5,993,299	1,200,853	7,134,152

Loss from operations	(1,490,244)	(1,055,181)	(2,545,425)

Other income (expense):
Interest expense	(395,124)	—	(395,124)
Loss on conversion related party	(175,763)	—	(175,763)
Loss on extinguishment of debt	(52,000)	—	(52,000)
Other expense	(45,000)	—	(45,000)
Total other income	(667,887)	—	(667,887)

Net loss	(2,158,131)	(1,055,181)	(3,213,312)

Deemed Preferred dividends (related party)	(775,000)	—	(775,000)
Preferred dividends (related party)	(30,630)	—	(30,630)

Net Loss Applicable to Common Stockholders’	$(2,296,761)	$(1,055,181)	$(4,018,942)

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the six months ended June 30, 2024.

For the Six Months Ended June 30, 2024
	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$4,772,402	$—	$4,772,402
Merchant equipment rental and sales	48,123	—	48,123
Revenue, net - bitcoin mining	—	263,936	263,936
Other revenue from monthly recurring subscriptions	253,894	—	253,894
Digital product revenue	1,678,981	—	1,678,981
Total revenue	6,753,400	263,936	7,017,336

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,726,272	—	5,726,272
Amortization expense	196,309	112,499	308,808
Depreciation expense	55,376	1,537,815	1,593,191
Salaries and wages	1,195,408	510,128	1,705,536
Professional fees	1,022,797	190,501	1,213,298
General and administrative expenses	1,308,923	663,956	1,972,879
Total operating expenses	9,505,085	3,014,899	12,519,984

Loss from operations	(2,751,685)	(2,750,963)	(5,502,648)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(45,942)		(45,942)
Total other income	(45,942)	499,960	454,018

Net loss	(2,797,627)	(2,251,003)	(5,048,630)

Preferred dividends (related parties)	(62,281)	—	(62,281)

Net Loss Applicable to Common Shareholders	$(2,859,908)	$(2,251,003)	$(5,110,911)

NOTE 16 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of June 30, 2025 and December 31, 2024. Legal proceedings regarding this matter began in 2022 and have continued through 2025, see Note 14.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through, August 19, 2025, the date that the unaudited financial statements were issued and has determined that is has the following material subsequent events to disclose in these unaudited financial statements.

Subsequent to June 30, 2025, the Company issued the 400,000 shares of common stock that were due to be issued as of June 30, 2025.

On August 11, 2025, all of the outstanding 1,897,658 Series A, 325,350 Series B warrants and 35,000 other warrants expired.

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

Company Overview and Description of Business

Overview

We are a FinTech company that focuses on a suite of products in the merchant services marketplace that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital-raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. Our business functions primarily through three wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), OmniSoft.io, Inc., a Delaware corporation (“OmniSoft”), and CrowdPay.Us, Inc., a New York corporation (“CrowdPay”), though substantially all of our revenue has been generated from our eVance business (we began generating revenue from our OmniSoft and CrowdPay businesses in the second half of 2019). We expect to build out our OmniSoft software business and to rely more on individualized merchant services offerings for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM. SecurePay.comTM. In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This provides the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. DMint has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location. As of December 31, 2024, DMINT had 1,000 computers and had 400 computers online and mining for Bitcoin. At June 30, 2025, DMINT had mined 59.34 Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

For the three months ended June 30, 2025, we had total revenue of $2,267,191 compared to $3,521,154 of revenue for the three months ended June 30, 2024, a decrease of $1,253,963 or 35.6%. We earned $2,096,342 in transaction and processing fees, $4,563 in merchant equipment rental and sales, $70,359 in other revenue from monthly recurring subscriptions, $60,190 of revenue from the Cryptocurrency Mining segment and $35,737 of revenue from the sale of digital products. For the three months ended June 30, 2024, we earned $2,484,193 in transaction and processing fees, $27,940 in merchant equipment rental and sales, $145,026 in other revenue from monthly recurring subscriptions, $52,319 of revenue from the Bitcoin Mining segment and $811,676 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business.

For the three months ended June 30, 2025, we had processing and servicing costs of $1,964,314 compared to $2,972,679 of processing and servicing costs for the three months ended June 30, 2024, a decrease of $1,008,365 or 33.9%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the three months ended June 30, 2025 was $0 compared to $117,847 for the three months ended June 30, 2024, a decrease of $117,847. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024 and the remainder in Q1 2025.

Depreciation expense for our Bitcoin Mining Segment was $120,967 for the three months ended June 30, 2025 compared to $843,671, for the three months ended June 30, 2024, a decrease of $722,704 or 85.7%.  The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the three months ended June 30, 2025, was $1,052,614 compared to $689,198 for the three months ended June 30, 2024, an increase of $363,416 or 52.7%. The increase is due to the issuance of common stock for $450,000 of non-cash bonus expense.

Professional fees for the three months ended June 30, 2025, were $334,566 compared to $564,855 for the three months ended June 30, 2024, a decrease of $230,289 or 40.8%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity was much less in the current period.

General and administrative expenses for the three months ended June 30, 2025, was $491,476 compared to $947,987 for the three months ended June 30, 2024, a decrease of $456,511 or 48.2%. The decrease was mainly due to an approximately $96,000 decrease in bank fees, a decrease of $143,000 of contracted services, and a $137,000 decrease in Utility Expense.

For the three months ended June 30, 2025, we had total other expenses of $427,568 compared to $32,929 for the three months ended June 30, 2024. In the current period we incurred interest expense for related parties of $169,805 and other expense of $30,000. We also recognized a loss on the extinguishment of debt of $52,000 and a loss on conversion of accrued salaries and loans payable of $175,763. In the prior period we had $32,929 of interest expense.

Our net loss for the three months ended June 30, 2025, was $2,124,314 compared to $2,648,012 for the three months ended June 30, 2024. This was a decrease in our net loss of $523,698 for the reasons discussed above.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

For the six months ended June 30, 2025, we had total revenue of $4,588,727 compared to $7,017,336 of revenue for the six months ended June 30, 2024, a decrease of $2,428,609 or 34.6%. We earned $4,154,619 in transaction and processing fees, $16,687 in merchant equipment rental and sales, $142,996 in other revenue from monthly recurring subscriptions, $145,672 of revenue from the Cryptocurrency Mining segment and $128,753 of revenue from the sale of digital products. For the six months ended June 30, 2024, we earned $4,772,402 in transaction and processing fees, $48,123 in merchant equipment rental and sales, $253,894 in other revenue from monthly recurring subscriptions, $263,936 of revenue from the Bitcoin Mining segment and $1,678,981 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business.

For the six months ended June 30, 2025, we had processing and servicing costs of $3,773,128 compared to $5,726,272 of processing and servicing costs for the six months ended June 30, 2024, a decrease of $1,953,144 or 34.1%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the six months ended June 30, 2025 was $3,972 compared to $308,808 for the six months ended June 30, 2024, a decrease of $304,836 or 98.7%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024.

Depreciation expense for our Bitcoin Mining Segment was $379,316 for the six months ended June 30, 2025 compared to $1,593,191, for the six months ended June 30, 2024, a decrease of $1,213,875 or 76.2%.  The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the six months ended June 30, 2025, was $1,583,970 compared to $1,705,536 for the six months ended June 30, 2024, a decrease of $121,566 or 7.1%. In the current period we issued shares of common stock for $450,000 of non-cash bonus expense, which was offset by a decrease in headcount and a $271,000 decrease for stock based compensation.

Professional fees for the six months ended June 30, 2025, were $412,139 compared $1,213,298 for the six months ended June 30, 2024, a decrease of $801,159 or 66%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity was much less in the current period.

General and administrative expenses for the six months ended June 30, 2025, was $981,627 compared to $1,972,879 for the six months ended June 30, 2024, a decrease of $991,252 or 50.2%. The decrease was mainly due to an approximately $308,000 decrease in Bank Fees, a decrease of $65,500 in Computer & Software Expenses, a $199,000 decrease in Utility Expense and a decrease of $227,000 in insurance expense.

For the six months ended June 30, 2025, we had total other expenses of $667,887 compared to total other income of $454,018 for the six months ended June 30, 2024. In the current period we incurred interest expense for related parties of $395,124 and other expense of $45,000. We also recognized a loss on the extinguishment of debt of $52,000 and a loss on conversion of accrued salaries and loans payable of $175,763. For the six months ended June 30, 2024, we had total other income of $454,018 from an unrealized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $45,942 of interest expense.

Our net loss for the six months ended June 30, 2025, was $3,213,312 compared to $5,048,630 for the six months ended June 30, 2024. This was a decrease in our net loss of $1,835,318 for the reasons discussed above.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the six months ended June 30, 2025, we used $1,175,615 of cash in operating activities, which included our net loss of $3,213,312 offset by $867,196 of non-cash reconciling items and net changes in operating assets and liabilities of $1,170,501.

For the six months ended June 30, 2024, we used $1,210,224 of cash in operating activities, which included our net loss of $5,048,630 offset by $1,901,999 for amortization and depreciation expense, $338,750 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $2,097,617.

Financing Activities

For the six months ended June 30, 2025, we received net cash of $1,150,841 from financing activities as a result of receiving $346,073 from our CEO and $887,786 from the sale of common stock, and a decrease in our cash overdraft of $5,299. We made repayments on our note payable of $38,838 and to our CEO of $38,881.  For the six months ended June 30, 2024, we received net cash of $751,590 in financing activities as a result of receiving $834,782 from our CEO, $9,775 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $30,559. We made repayments on our note payable of $130,406.

Liquidity and Capital Resources

At June 30, 2025, the Company had cash of $2,662 and negative working capital of $5,037,442.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of June 30, 2025, the ATM Offering has resulted in proceeds of $2,009,723.

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

During the six months ended June 30, 2025, all amounts owed to Mr. Yakov were converted into shares of common stock.

The Company has reviewed its cash flow activity during 2024 and the first six months ended June 30, 2025 and projected cash flow forecast for the remainder of 2025. At June 30, 2025, the Company had cash of approximately $2,600, accounts receivable of approximately $81,000, and other assets and receivables of approximately $792,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through June 30, 2026. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged ongoing litigation with FFS Data Corporation (“FFS”) relating to a breach of contract in connection with the Acquired Merchant Portfolio whereby the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio and FFS is claiming to be paid the full purchase price of the Acquired Merchant Portfolio. In addition, in connection with the litigation with FFS, the Company has also made a claim against Clear Fork Bank (the “Bank”), the payment processing bank for the Acquired Merchant Portfolio, for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. However, the damages claimed have been materially reduced over time due to account balancing which was not completed at the time of the counterclaim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, the Company sold 517,969 shares of common stock from its ATM Offering, for total net proceeds of $699,873.

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

Date: August 19, 2025	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)