Form 10-Q
period 2025-09-30
OLB GROUP, INC.
filed 2025-11-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 8,780,749 shares of the issuer’s common stock issued and 8,768,132 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$3,540	$27,436
Accounts receivable, net	46,863	100,621
Prepaid expenses	—	18,075
Other receivables	819,365	599,575
Other current assets	20,466	—
Total Current Assets	890,234	745,707

Other Assets:
Property and equipment, net	2,728,530	3,254,039
Intangible assets, net	—	3,724
Goodwill	8,139,889	8,139,889
Operating lease right-of-use assets	108,517	140,218
Other long-term assets	380,953	395,952
Total Other Assets	11,357,889	11,933,822

TOTAL ASSETS	$12,248,123	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$31,750
Accounts payable	3,999,131	4,216,194
Accrued expenses	740,027	1,151,803
Preferred dividend payable (related party)	—	543,509
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	115,815	1,203,960
Operating lease liability – current portion	44,940	46,491
Note payable – current portion	—	202,939
Total Current Liabilities	6,926,932	9,396,646
Long Term Liabilities:
Operating lease liability – net of current portion	63,057	93,869
Total Liabilities	6,989,989	9,490,515

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 0 and 1,021 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,780,749 and 2,289,930 shares issued, 8,768,132 and 2,277,313 shares outstanding at September 30, 2025 and December 31, 2024, respectively	877	228
Treasury stock, at cost, 12,617 shares at September 30, 2025 and December 31, 2024	(109,988)	(109,988)
Additional paid-in capital	78,330,384	71,098,571
Accumulated deficit	(72,963,139)	(67,799,807)
Total Stockholders’ Equity	5,258,134	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,248,123	$12,679,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Transaction and processing fees	$2,106,362	$2,569,596	$6,260,981	$7,341,998
Merchant equipment rental and sales	4,551	16,120	21,238	64,243
Revenue, net - cryptocurrency mining	78,814	88,078	224,486	341,972
Other revenue from monthly recurring subscriptions	72,197	43,349	215,193	307,285
Digital product revenue	51,270	366,779	180,023	2,045,760
Total revenue	2,313,194	3,083,922	6,901,921	10,101,258

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	2,090,937	2,604,414	5,864,065	8,330,686
Amortization and depreciation expense	—	112,499	—	421,307
Depreciation expense – cryptocurrency mining	120,694	656,017	503,982	2,249,208
Salaries and wages	502,504	604,784	2,086,474	2,310,320
Professional fees	141,990	453,672	554,129	1,666,970
General and administrative expenses	591,858	282,794	1,573,485	2,255,673
Total operating expenses	3,447,983	4,714,180	10,582,135	17,234,164

Loss from operations	(1,134,789)	(1,630,258)	(3,680,214)	(7,132,906)

Other income (expense):
Realized gain (loss) on sale of cryptocurrency	—	—	—	225,229
Unrealized (loss) gain on investment	—	—	—	274,731
Interest expense	(231)	—	(395,355)	(45,942)
Loss on conversion related party	—	—	(175,763)	—
Loss on settlement of accounts payable and debt	—	—	(52,000)	—
Loss on settlement of law suit	(40,000)	—	(85,000)	—
Total other income (expense)	(40,231)	—	(708,118)	454,018

Net Loss before income taxes	(1,175,020)	(1,630,258)	(4,388,332)	(6,678,888)

Income tax expense	—	—	—	—

Net Loss	(1,175,020)	(1,630,258)	(4,388,332)	(6,678,888)

Preferred dividends (related parties)	—	(31,311)	(30,630)	(93,592)
Deemed dividend – preferred stock	—	—	(775,000)
Net Loss Applicable to Common Shareholders	$(1,175,020)	$(1,661,569)	$(5,193,962)	$(6,772,480)

Net loss per common share, basic and diluted	$(0.13)	$(0.92)	$(1.79)	$(3.80)

Weighted average shares outstanding, basic and diluted	8,732,923	1,798,393	2,894,791	1,782,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	To be Issued	Stock	Deficit	Total
Balance at December 31, 2024	1,021	10	2,277,313	$228	$71,098,571	$—	$(109,988)	$(67,799,807)	$3,189,014
Common stock sold for cash	—	—	90,762	9	187,904	—		—	187,913
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Net loss	—	—	—	—	—	—	—	(1,088,998)	(1,088,998)
Balance at March 31, 2025	1,021	10	2,368,075	237	71,289,720	—	(109,988)	(68,888,805)	2,291,174
Common stock issued for accrued salary and loans payable – related party	—	—	3,865,088	386	4,040,805	—	—	—	4,041,191
Common stock to be issued for accounts payable	—	—	—	—	—	748,001	—	—	748,001
Preferred stock converted to common	(1,021)	(10)	1,021,000	102	(92)	—	—	—	—
Accrued preferred stock dividends converted to common	—	—	529,000	53	528,947	—	—	—	529,000
Preferred stock dividend contributed to capital	—	—	—	—	45,139	—	—	—	45,139
Common stock issued for services – related party	—	—	67,000	7	135,333	—	—	—	135,340
Common stock sold for cash	—	—	517,969	52	699,821	—	—	—	699,873
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Deemed dividend – preferred stock	—	—	—	—	775,000	—	—	(775,000)	—
Net loss	—	—	—	—	—	—	—	(2,124,314)	(2,124,314)
Balance at June 30, 2025	—	—	8,368,132	837	77,548,548	748,001	(109,988)	(71,788,119)	6,399,279
Common stock to be issued for accounts payable	—	—	400,000	40	747,961	(748,001)	—	—	—
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Net loss	—	—	—	—	—	—	—	(1,175,020)	(1,175,020)
Balance at September 30, 2025	—	$—	8,768,132	$877	$78,330,384	$—	$(109,988)	$(72,963,139)	$5,258,134

	Preferred Stock		Common Stock		Additional Paid	Treasury	Common Stock	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Receivable	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	$68,910,370	$(109,988)	$—	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	—	6,840
Common stock sold for cash	—	—	1,408	—	9,775	—	—	—	—	9,775
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	304,874	—	—	—	—	304,874
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,371,596)	(29,022)	(2,400,618)
Balance at March 31, 2024	1,021	10	1,797,583	180	70,100,520	(109,988)	—	(58,946,492)	90,202	11,134,432
Preferred stock dividends-related party	—	—	—	—	(30,970)	—	—	—	—	(30,970)
Stock-based compensation	—	—	—	—	33,875	—	—	—	—	33,875
Derecognition of non controlling interest	—	—	—	—	(95,775)	—	—	(29,022)	(90,202)	(214,999)
Net loss	—	—	—	—	—	—	—	(2,648,012)	—	(2,648,012)
Balance at June 30, 2024	1,021	10	1,797,583	180	70,007,749	(109,988)	—	(61,623,526)	—	8,274,425
Preferred stock dividends-related party	—	—	—	—	(31,311)	—	—	—	—	(31,311)
Stock-based compensation	—	—	—	—	33,874	—	—	—	—	33,874
Common stock sold for cash			11,525	1	34,451	—	(1,565)	—	—	32,887
Net loss	—	—	—	—	—	—	—	(1,630,258)	—	(1,630,258)
Balance at September 30, 2024	1,021	$10	1,809,108	$181	$70,044,763	$(109,988)	$(1,565)	$(63,253,784)	$—	$6,679,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,388,332)	$(6,678,888)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	503,982	2,670,515
Stock based compensation	101,625	372,624
Common stock issued for services – related party	135,340	—
Operating lease expense, net of repayment	(662)	—
Unrealized gain on investment	—	(274,731)
Realized gain on sale of bitcoin	—	(225,229)
Loss on conversion related party	175,763	—
Loss on extinguishment of debt	52,000	—
Loan extinguishment related expense	52,583	—
Other expense	25,250	—
Changes in assets and liabilities:
Accounts receivable	53,758	379,854
Prepaid expenses and other current assets	(222,181)	613,637
Other long-term assets	15,000	—
Accounts payable	262,254	848,297
Accrued interest – related party	331,359	—
Accrued expenses	1,611,141	707,035
Net cash used in operating activities	(1,291,120)	(1,586,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	548,393
Acquisition of 19.99% interest in Moola Cloud, LLC	—	(215,500)
Net cash provided by investing activities	—	332,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(4,731)	30,735
Common stock sold for cash	887,786	42,662
Advances from related party	461,888	1,191,282
Repayments to related party	(38,881)	—
Proceeds from exercise of options – related party	—	6,840
Repayments on note payable	(38,838)	(155,244)
Net cash provided by financing activities	1,267,224	1,116,275

Net change in cash	(23,896)	(137,718)
Cash – beginning of period	27,436	179,006
Cash – end of period	$3,540	$41,288

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities – related party	$748,000	$900,000
Common stock issued for loans payable – related party	$1,511,152	$—
Common stock issued for accrued salary – related party	$2,022,917	$—
Common stock receivable	$—	$1.565
Preferred stock dividends	$30,630	$93,592
Common stock issued for interest – related party	$331,019	$—
Common stock payable for payment of accrued dividends	$529,000	$—
Common stock issued for services – related party	$135,340	$—
Common stock issued for conversion of preferred	$10	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2025 and not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2025 and December 31, 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of September 30, 2025 and December 31, 2024. (see Note 15).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the nine months ended September 30, 2025 and 2024 does not include warrants to acquire 630,512 and 856,313, respectively, shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for nine months ended September 30, 2025 and 2024, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

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

At September 30, 2025 and December 31, 2024, the carrying value of the Company’s bitcoin was $14,237 and $0, respectively. As of September 30, 2025, the Company had 0.0167 bitcoin on hand which had a fair value of $1,887 based on the price of bitcoin of approximately $114,056. For the nine months ended September 30, 2025 and 2024, we recorded a realized gain on our bitcoin transactions of $0 and $225,229, respectively.

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

The Company recorded no impairment expense for the nine months ended September 30, 2025 and 2024.

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

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of indefinite-lived intangibles and goodwill and determined there was no impairment at September 30, 2025.

A summary of goodwill as of September 30, 2025, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of September 30, 2025	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of September 30, 2025 and December 31, 2024, respectively. This balance represents an amount related to the ongoing lawsuit with FFS. As of September 30, 2025, the loan is not considered in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the nine months ended September 30, 2025 and 2024 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of September 30, 2025 and December 31, 2024.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Transaction and processing fees	$2,106,362	$2,569,596	$6,260,981	$7,341,998
Merchant equipment rental and sales	4,551	16,120	21,238	64,243
Revenue, net - cryptocurrency mining	78,814	88,078	224,486	341,972
Other revenue from monthly recurring subscriptions	72,197	43,349	215,193	307,285
Digital product revenue	51,270	366,779	180,023	2,045,760
Total revenue	2,313,194	3,083,922	6,901,921	10,101,258

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of September 30, 2025 and December 31, 2024, customer deposits were $0.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” which requires that at each interim and annual reporting period an entity:

1.	Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the listed expense categories.

2.	Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3.	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4.	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027: either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to enhance disclosures of expenses based on new requirements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At September 30, 2025, the Company had accounts receivable of approximately $47,000, other receivables of approximately $819,000 and other current assets of approximately $20,000. At September 30, 2025, the Company has accounts payable and accrued expenses of approximately $4,739,000, a cash overdraft of approximately $27,000 as well as other current liabilities of approximately $2,161,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the nine months ended September 30, 2025 reported net cash used by operating activities of approximately $1,300,000.

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

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 30, 2026. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2025	December 31, 2024

Domain name	$4,965	$4,965
Less accumulated amortization	(4,965)	(1,241)
Net mineral rights	$—	$3,724

Total intangible assets, net	$—	$3,724

Amortization expense for the nine months ended September 30, 2025 and 2024 was $0  and $421,307, respectively.

Amortization expense for the three months ended September 30, 2025 and 2024 was $0 and $112,499, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,361,870	2,383,396
Total	11,524,103	11,545,629
Less accumulated depreciation	(8,795,573)	(8,291,590)
Property and Equipment, net	$2,728,530	$3,254,039

Depreciation expense for the three and nine months ended September 30, 2025 was $120,694 and $503,982, respectively.

Depreciation expense for the three and nine months ended September 30, 2024 was $656,017 and $2,249,208, respectively

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. As of December 31, 2024, the investment in equity securities was $0.

During the three and nine months ended September 30, 2024, the Company recognized an unrealized gain of $0 and $274,731, respectively.

NOTE 7 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the three months ended March 31, 2025, the Company made repayments of $38,838. During the nine months ended September 30, 2025, the Company issued 124,531 shares of common stock to fully satisfaction of the outstanding balance and is still pending final approval. As of September 30, 2025 and December 31, 2024, the note payable balance was $0 and $202,939, respectively.

NOTE 8 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding September 30, 2025	20,000	$0.10	$35,400
Shares exercisable at September 30, 2025	20,000	$0.10	$35,400

During the nine months ended September 30, 2025 and 2024 the Company recognized $101,625 and $372,624, respectively, in stock-based compensation related to the above-mentioned options. During the three months ended September 30, 2025 and 2024 the Company recognized $33,875 and $33,875, respectively, in stock-based compensation related to the above-mentioned options. As of September 30, 2025 there is $33,875 of unrecognized expense for the above-mentioned options is expected to extend for 1.01 years and the weighted average contractual term of the options outstanding and of the option exercisable were 8.27 years.

NOTE 9 – WARRANTS

On August 11, 2025, all of the outstanding 189,766 Series A, 32,535 Series B warrants, and 3,500 other warrants expired.

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Expired	(225,801)	$81.60
Outstanding, September 30, 2025	630,512	$62.77	1.06

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

Lease expense for the nine months ended September 30, 2025 and 2024, was $53,061 and $57,051, respectively. Lease expense for the three months ended September 30, 2025 and 2024, was $19,653 and $5,950, respectively. The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

	Balance Sheet Classification	September 30, 2025
Asset
Operating lease asset	Right of use asset	$108,517
Total lease asset		$108,517

Liability
Operating lease liability – current portion	Current operating lease liability	$44,940
Operating lease liability – noncurrent portion	Long-term operating lease liability	63,057
Total lease liability		$107,997

Lease obligations at September 30, 2025 consisted of the following:

For the year ended December 31:
2025	$12,192
2026	49,858
2027	51,354
2028	8,793
Total payments	$122,197
Amount representing interest	$(14,200)
Lease obligation, net	107,997
Less current portion	(44,940)
Lease obligation – long term	$63,057

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

During the nine months ended September 30, 2025, there was an increase to additional paid in capital for stock option expense of $101,625.

During the nine months ended September 30, 2025, the Company issued 400,000 shares of common stock for payment of various accounts payable and the VFS loan (Note 7) totaling $696,000. The shares were valued at $1.87, the closing stock price on the date of grant, for a total value of $748,000, resulting in a loss on the extinguishment of debt of $52,000.

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

The Company amended the conversion price of its Series A Convertible Preferred Stock from $90 per share to $1.00 per share on May 28, 2025. The closing stock price on May 27, 2025 was $1.50 per share. The Company and the preferred shareholder agreed to convert the preferred stock at its stated value of $1,021,000 and accrued dividends of $529,000 (totaling a stated value of $1,550,000) into 1,550,000 common shares. The modification increased the intrinsic value to preferred stockholders by approximately $775,000 which has been recorded as a deemed dividend in accordance with ASC 260-10-45-15. The deemed dividend reduced net income available to common stockholders in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025. On June 2, 2025, the holder of the Series A converted the 1,021 shares held into 1,021,000 shares of common stock and the accrued dividends of $529,000 into 529,000 shares of common stock. The excess of the accrued dividend of $574,139 over the accrued dividend converted of $529,000 was forgiven and reflected as a contribution to equity of $45,139.

As of September 30, 2025 and December 31, 2024 there were 0 and 1,021 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025 and 2024, the Company accrued $30,630 and $93,592, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. On June 2, 2025, Mr. Yakov converted $529,000 of the accrual into 529,000 shares of common stock and forgave the remaining $45,479, which was credited to additional paid in capital. As of September 30, 2025 and December 31, 2024, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $0 and $543,509, respectively.

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

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov wherebyYakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is 12% and it matures on August 12, 2025. On August 12, 2025, Yakov Holdings, LLC agreed to extend the note to mature on August 12, 2026.  In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company.

On April 21, 2025 the Company agreed to convert the certain obligations owed to Ronny Yakov, Yakov Holdings, LLC and Patrick Smith at $1.00 per share. The common stock price was $1.04 per share. As a result, the Company recorded a loss on conversion of $175,763 during the nine months ended September 30, 2025. The following is a summary of the obligations subject to conversion:

Yakov Holdings, LLC Loan	$1,492,152
Yakov accrued compensation	1,062,500
Yakov accrued bonus	300,000
Accrued interest	280,377
3,135,029

Smith loan	19,000
Smith accrued compensation	510,417
Smith accrued bonus	150,000
Smith accrued interest	50,642
730,059

Total obligation converted	$3,865,088

Shares issued	3,865,088
Conversion price	$1.04
$4,040,851

Loss on modification	$175,763

On the grant date of April 22, 2025, the share price was set at $1.04 per share. The conversion price was set at $1.00 per share. The excess of the fair value of  the shares to be issued over the stated amount of the obligation was recorded as a loss on conversion of $175,763.

On June 2, 2025, Mr. Yakov converted $1,772,529 of principal and interest into 1,772,529 shares of common stock. As of September 30, 2025 and December 31, 2024, the amount due to Yakov Holdings, LLC is $0 and $1,203,960, respectively.

During the nine months ended September 30, 2025 and 2024, Mr. Yakov made payments on behalf of the Company in the amount of $461,888 and $1,191,282, respectively.

On June 2, 2025, Mr. Smith converted $69,642 of principal and interest into 69,642 shares of common stock.

On June 2, 2025, Mr. Smith converted $510,417 and $150,000 of accrued salary and bonus, respectively, into 660,417 shares of common stock.

On June 2, 2025, Mr. Yakov converted $1,062,500 and $300,000 of accrued salary and bonus, respectively, into 1,362,500 shares of common stock.

During the nine months ended September 30, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non cash expense of $70,700.

During the nine months ended September 30, 2025, the Company issued 32,000 shares of common stock to its directors for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non cash expense of $64,640.

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

The following tables detail revenue, operating expenses, and assets, liabilities and equity for the Company’s reportable segments as of and for the nine months ended September 30, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$3,489	$51	$3,540
Accounts receivable, net	46,863	—	46,863
Other receivables	420,382	398,983	819,365
Other current assets	6,230	14,236	20,466
Total Current Assets	476,964	413,270	890,234

Other Assets:
Property and equipment, net	—	2,728,530	2,728,530
Goodwill	8,139,889	—	8,139,889
Operating lease right-of-use assets	108,517	—	108,517
Other long-term assets	380,953	—	380,953
Total Other Assets	8,629,359	2,728,530	11,357,889

TOTAL ASSETS	$9,106,323	3,141,800	$12,248,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	3,343,519	655,612	3,999,131
Accrued expenses	676,652	63,375	740,027
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	111,640	4,175	115,815
Operating lease liability – current portion	44,940	—	44,940
Due to/from intercompany	(23,704,629)	23,704,629	—
Total Current Liabilities	(17,500,859)	24,427,791	6,926,932
Long Term Liabilities:
Operating lease liability – net of current portion	63,057	—	63,057
Total Liabilities	(17,437,802)	24,427,791	6,989,989

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	877	—	877
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	78,330,384	—	78,330,384
Accumulated deficit	(51,677,148)	(21,285,991)	(72,963,139)
Total stockholders’ equity	26,544,125	(21,285,991)	5,258,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,106,323	3,141,800	$12,248,123

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the nine months ended September 30, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$6,260,981	$—	$6,260,981
Merchant equipment rental and sales	21,238	—	21,238
Revenue, net - bitcoin mining	—	224,486	224,486
Other revenue from monthly recurring subscriptions	215,193	—	215,193
Digital product revenue	180,023	—	180,023
Total revenue	6,677,435	224,486	6,901,921

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	5,864,065	—	5,864,065
Amortization expense	—	—	—
Depreciation expense	—	503,982	503,982
Salaries and wages	1,332,254	754,220	2,086,474
Professional fees	367,371	162,333	529,704
General and administrative expenses	1,132,652	465,258	1,597,910
Total operating expenses	8,696,342	1,885,793	10,582,135

Loss from operations	(2,018,907)	(1,661,307)	(3,680,214)

Other income (expense):
Interest expense	(395,164)	(191)	(395,355)
Loss on conversion related party	(175,763)	—	(175,763)
Loss on extinguishment of debt	(52,000)	—	(52,000)
Other expense	(85,000)	—	(85,000)
Total other income	(707,927)	(191)	(708,118)

Net loss	(2,726,834)	(1,661,948)	(4,388,332)

Deemed Preferred dividends (related party)	(775,000)	—	(775,000)
Preferred dividends (related party)	(30,630)	—	(30,630)

Net Loss Applicable to Common Stockholders’	$(3,532,464)	$(1,661,948)	$(5,193,962)

The following tables detail revenue and expenses for the Company’s reportable segments as of and for the nine months ended September 30, 2024.

For the Nine Months Ended September 30, 2024
	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$7,341,998	$—	$7,341,998
Merchant equipment rental and sales	64,243	—	64,243
Revenue, net - bitcoin mining	—	341,972	341,972
Other revenue from monthly recurring subscriptions	307,285	—	307,285
Digital product revenue	2,045,760	—	2,045,760
Total revenue	9,759,286	341,972	10,101,258

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	8,330,686	—	8,330,686
Amortization expense	196,309	224,998	421,307
Depreciation expense	73,319	2,175,889	2,249,208
Salaries and wages	1,564,589	745,731	2,310,320
Professional fees	1,453,837	213,133	1,666,970
General and administrative expenses	1,487,588	768,085	2,255,673
Total operating expenses	13,106,328	4,127,836	17,234,164

Loss from operations	(3,347,042)	(3,785,864)	(7,132,906)

Other income (expense):
Realized gain on sale of bitcoin	—	225,229	225,229
Unrealized gain on investment	—	274,731	274,731
Interest expense	(45,942)	—	(45,942)
Total other (expense) income	(45,942)	499,960	454,018

Net loss	(3,392,984)	(3,285,904)	(6,678,888)

Preferred dividends (related parties)	(93,592)	—	(93,592)

Net Loss Applicable to Common Shareholders	$(3,486,576)	$(3,285,904)	$(6,772,480)

NOTE 16 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of September 30, 2025 and December 31, 2024. Legal proceedings regarding this matter began in 2022 and have continued through 2025, see Note 14.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through, November 14, 2025, the date that the unaudited financial statements were issued and has determined that is has the following material subsequent events to disclose in these unaudited financial statements.

On October 27, 2025, the Company filed a Form S-8 Registration Statement to register up to 2,600,000 shares of our common stock (the “Common Stock”), to be issued under our Amended and Restated 2020 Share Incentive Plan (the “Plan”) to our employees, directors, consultants and “affiliates” as such term is defined in Rule 405 under the Securities Act, which shares may include “control securities” as such term is defined in General Instruction C to Form S-8.

On November 14, 2025, the Company and Mr. Yakov entered into an Amended and Restated Employment Agreement. The Amended and Restated Employment Agreement replaces all previous employment agreements and runs through December 31, 2030, with annual renewals, unless ended sooner. Mr. Yakov remains Chairman, President, and CEO, earning an $800,000 salary and $400,000 bonus. There were no material changes to any other terms of the agreement.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. DMint has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location. As of December 31, 2024, DMINT had 1,000 computers and had 400 computers online and mining for Bitcoin. At September 30, 2025, DMINT had mined 60.01 Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

For the three months ended September 30, 2025, we had total revenue of $2,313,194 compared to $3,083,922 of revenue for the three months ended September 30, 2024, a decrease of $770,728 or 25%. We earned $2,106,362 in transaction and processing fees, $4,551 in merchant equipment rental and sales, $72,197 in other revenue from monthly recurring subscriptions, $78,814 of revenue from the Cryptocurrency Mining segment and $51,270 of revenue from the sale of digital products. For the three months ended September 30, 2024, we earned $2,569,596 in transaction and processing fees, $16,120 in merchant equipment rental and sales, $43,349 in other revenue from monthly recurring subscriptions, $88,078 of revenue from the Cryptocurrency Mining segment and $366,779 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business.

For the three months ended September 30, 2025, we had processing and servicing costs of $2,090,937 compared to $2,604,414 of processing and servicing costs for the three months ended September 30, 2024, a decrease of $513,477 or 19.7%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the three months ended September 30, 2025 was $0 compared to $112,499 for the three months ended September 30, 2024, a decrease of $112,499. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024 and the remainder in Q1 2025.

Depreciation expense for our Bitcoin Mining Segment was $120,694 for the three months ended September 30, 2025 compared to $656,017, for the three months ended September 30, 2024, a decrease of $535,323 or 81.6%. The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the three months ended September 30, 2025, was $502,504 compared to $604,784 for the three months ended September 30, 2024, a decrease of $102,280 or 16.9%. The decrease is due to a decrease in headcount.

Professional fees for the three months ended September 30, 2025, were $141,990 compared to $453,672 for the three months ended September 30, 2024, a decrease of $311,682 or 68.7%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity was much less in the current period.

General and administrative expenses for the three months ended September 30, 2025, was $591,858 compared to $282,794 for the three months ended September 30, 2024, an increase of $309,064 or 109.3%. The increase was mainly due to an increase of approximately $198,500 in utility expense, $47,800 of computer expenses, $29,400 of equipment expense, $13,700 of rent expense, $7,200 of travel expense and $9,600 of supplies expense.

For the three months ended September 30, 2025, we had total other expenses of $40,231 compared to $0 for the three months ended September 30, 2024. In the current period we incurred interest expense for related parties of $231 and other expense of $40,000.

Our net loss for the three months ended September 30, 2025, was $1,175,020 compared to $1,630,258 for the three months ended September 30, 2024. This was a decrease in our net loss of $455,238 for the reasons discussed above.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, we had total revenue of $6,901,921 compared to $10,101,258 of revenue for the nine months ended September 30, 2024, a decrease of $3,199,334 or 31.7%. We earned $6,260,981 in transaction and processing fees, $21,238 in merchant equipment rental and sales, $215,193 in other revenue from monthly recurring subscriptions, $224,486 of revenue from the Cryptocurrency Mining segment and $180,023 of revenue from the sale of digital products. For the nine months ended September 30, 2024, we earned $7,341,998 in transaction and processing fees, 64,243 in merchant equipment rental and sales, $307,285 in other revenue from monthly recurring subscriptions, $341,972 of revenue from the Bitcoin Mining segment and $2,045,760 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business.

For the nine months ended September 30, 2025, we had processing and servicing costs of $5,864,065 compared to $8,330,686 of processing and servicing costs for the nine months ended September 30, 2024, a decrease of $2,466,621 or 29.6%. Processing and servicing costs decreased in conjunction with the decreased revenue.

Amortization expense for the nine months ended September 30, 2025 was $0 compared to $421,307 for the nine months ended September 30, 2024, a decrease of $421,307%. We record amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024.

Depreciation expense for our Bitcoin Mining Segment was $503,982 for the nine months ended September 30, 2025 compared to $2,249,208, for the nine months ended September 30, 2024, a decrease of $1,745,226 or 77.6%.  The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the nine months ended September 30, 2025, was $2,086,474 compared to $2,310,320 for the nine months ended September 30, 2024, a decrease of $223,846 or 9.7%. In the current period we issued shares of common stock for $450,000 of non-cash bonus expense, which was offset by a decrease in headcount and a $271,000 decrease for stock-based compensation.

Professional fees for the nine months ended September 30, 2025, were $554,129 compared $1,666,970 for the nine months ended September 30, 2024, a decrease of $1,112,841 or 66.8%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity was much less in the current period.

General and administrative expenses for the nine months ended September 30, 2025, was $1,573,485 compared to $2,255,673 for the nine months ended September 30, 2024, a decrease of $682,188 or 30.2%. The decrease was mainly due to an approximately $327,000 decrease in Bank Fees and a decrease of $225,000 in insurance expense.

For the nine months ended September 30, 2025, we had total other expenses of $708,118 compared to total other income of $454,018 for the nine months ended September 30, 2024. In the current period we incurred interest expense for related parties of $395,355 and other expense of $85,000. We also recognized a loss on the extinguishment of debt of $52,000 and a loss on conversion of accrued salaries and loans payable of $175,763. For the nine months ended September 30, 2024, we had total other income of $454,018 from an unrealized gain on investment of $274,731, a $225,229 gain on the sale of bitcoin, and $45,942 of interest expense.

Our net loss for the nine months ended September 30, 2025, was $4,388,332 compared to $6,678,888 for the nine months ended September 30, 2024. This was a decrease in our net loss of $2,290,556 for the reasons discussed above.

In addition, we recognized a $775,000 deemed dividend for preferred stock and a $30,630 for preferred dividends for a net loss applicable to common shareholders of $5,193,962.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the nine months ended September 30, 2025, we used $1,291,120 of cash in operating activities, which included our net loss of $4,388,332 offset by $1,045,881 of non-cash reconciling items  and net changes in operating assets and liabilities of $2,051,331.

For the nine months ended September 30, 2024, we used $1,586,886 of cash in operating activities, which included our net loss of $6,678,888 offset by $2,670,515 for amortization and depreciation expense, $372,624 for stock-based compensation, $225,229 gain on sale of bitcoin, $274,731 gain on investment and net changes in operating assets and liabilities of $2,547,162.

Investing Activities

For the nine months ended September 30, 2025, we had no investing activities. For the nine months ended September 30, 2024, we received $548,393 from the sale of investment and used $215,500 to purchase the remaining 19.99% interest in the LLC.

Financing Activities

For the nine months ended September 30, 2025, we received net cash of $1,267,224 from financing activities as a result of receiving $461,888 from our CEO and $887,786 from the sale of common stock, and a decrease in our cash overdraft of $4,731. We made repayments on our note payable of $38,838 and to our CEO of $38,881.  For the nine months ended September 30, 2024, we received net cash of $1,116,275 in financing activities as a result of receiving $1,191,282 from our CEO, $42,662 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $30,735. We made repayments on our note payable of $155,244.

Liquidity and Capital Resources

At September 30, 2025, the Company had cash of $3,540 and negative working capital of $6,036,698.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company has agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of September 30, 2025, the ATM Offering has resulted in proceeds of $2,009,723.

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov whereby the Yakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is twelve percent (12%) and it matures on June 18, 2025. In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company.

During the six months ended June 30, 2025, all amounts owed to Mr. Yakov were converted into shares of common stock. During the three months ended September 30, 2025. Mr. Yakov loaned the Company an additional $115,815.

The Company has reviewed its cash flow activity during 2024 and the first nine months ended September 30, 2025 and projected cash flow forecast for the remainder of 2025. At September 30, 2025, the Company had cash of approximately $3,500, accounts receivable of approximately $47,000, and other assets and receivables of approximately $840,000. The Company has performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Without raising additional capital, either via additional advances made pursuant to the ATM, related party loan or from other sources, there is substantial doubt about the Company’s ability to continue as a going concern through November 30, 2026. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of presentation contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, the Company issued an aggregate of 400,000 shares of common stock to settle outstanding accounts payable with certain vendors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
10.1	Amended and Restated Employment Agreement with Mr. Yakov, dated November 14, 2025
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)