Form 10-K
period 2025-12-31
OLB GROUP, INC.
filed 2026-04-01
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $4,143,209 based on 2,215,620 shares held by non-affiliates at a price of $1.87 per share, which is the price at which the registrant’s common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2026, there were 12,505,749 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

THE OLB GROUP, INC.

i

PART I

Item 1. Business.

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “OLB,” “we,” “us,” “our,” “our company” and “our business” refer, to The OLB Group, Inc., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement with SDI Black 001, LLC (“Seller”) whereby the Company acquired from Seller 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (f/k/a Cuentas SDI, LLC) (the “LLC”). On May 20, 2024, the Company entered into a second Membership Interest Purchase Agreement with the minority member of the LLC (the “Agreement”) whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The Agreement contains a restrictive covenant whereby for a period of three (3) years from the closing, none of Seller, including any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company. The LLC enables the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company markets to the LLC’s merchant network, which currently has approximately 31,600 locations in the United States. The Company provides the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes.

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

Crowd Ignition is a web-based crowdfunding software system. The software provides broker-dealer, merchant banks and law firms a platform to market crowdfunding offerings, collect payments and issue securities. The software has been developed in response to, and to comply with, recent changes in investment regulations including Regulation D 506(b) and 506(c), Regulation A+ and Title III of the Jobs Act (Regulation CF), including raising the crowdfunding limit from $1.07 million to $5.0 million. Crowd Ignition is one of only about 50 companies registered with the SEC to provide the services permitted under Regulation CF.

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

On July 23, 2021, we formed our wholly owned subsidiary, DMINT, Inc. (“DMINT”), to operate in the Bitcoin mining industry. DMINT initiated the first phase of its Bitcoin mining operation by establishing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Bradford, Pennsylvania. As of December 31, 2025, DMINT has 1,000 computers and had 400 computers online and mining for Bitcoin. DMINT has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of DMINT, purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines. The Company plans to complete the buildout of the building to be fully operational with 5,000 machines in 2026 following a spin-off of DMINT into a standalone entity which is currently in process.

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

The Omni commerce platform is offered to all of the merchant services clients. The offered Merchant Services products we provide enable all processing needs for the OmniCommerce system. The gateway will allow merchants that are using the platform to accept online E-Commerce transactions.

Competitive Advantages

We believe that our platform of services provides the following key advantages.

●	Cost — we believe that we are the only content service provider that does not charge a setup fee.

●	Flexibility — we believe our platform has the flexibility to provide customized solutions for partners.

●	Pricing — we provide partners with a price comparison feature which they can utilize if they wish to set prices for products or run promotions.

●	Payment processing — we can provide financial service companies with the ability to have their customers’ accounts directly debited for payment.

●	We can assist existing “brick and mortar” businesses that have inventory and fulfilment capability but do not wish to create and maintain an e-commerce website and infrastructure to sell their products.

●	We can provide a platform for early-stage companies looking for an effective and less costly way to raise capital.

Risks Associated with our Business

Our business and ability to execute our business strategy are subject to a number of risks of which you should be aware before you decide to buy our securities. In particular, you should consider the following risks, which are discussed more fully in the section entitled “Risk Factors” in this Annual Report on Form 10-K:

●	We operate in a regulatory environment that is evolving and uncertain and any changes to regulations could have a material impact on our business and financial condition;

●	We rely on a combination of confidentiality clauses, assignment agreements and license agreements with employees and third parties, trade secrets, copyrights and trademarks to protect our intellectual property and competitive advantage, all of which offer only limited protection meaning that we may be unable to maintain and protect our intellectual property rights and proprietary information or prevent third-parties from making unauthorized use of our technology;

●	Our growth may not be sustainable and depends on our ability to attract new merchants, retain existing merchants and increase sales to both new and existing merchants;

●	While we believe that we have sufficient capital to continue operations for a period of at least twelve months from the date of this Annual Report on Form 10-K, if there are unanticipated expenses, insufficient cash from operations, we may require additional capital to continue our operations that may not be available or, if available, may not be available on reasonable terms;

●	We are substantially dependent on our eVance business for revenue. If we are unable to maintain our eVance business for any reason (including those described herein) or for no reason, it will have a material adverse effect on our company;

●	Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services;

●	The properties included in our mining network may experience damages;

●	Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations;

●	Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities;

●	It may be illegal in the future, to acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

●	Acquisitions create certain risks and may adversely affect our business, financial condition, results of operations and cash flows; and

●	If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business may be adversely affected.

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

Regulation D under the Securities Act is the most common regulatory exemption used by small businesses to raise capital through equity financing. It exempts private placement offerings under Rule 506(b) and 506(c) when sold to accredited investors, as defined under Rule 501 of Regulation D. Companies relying on the Rule 506 exemptions can raise an unlimited amount of money, so long as they comply with the rule’s requirements. Regulation A and Regulation A+ are more similar to a public offering, and require filing Form 1-A with the SEC. Regulation A and Regulation A+ offer two tiers of offerings; the first tier is for offerings of up to $20 million within any 12 month period and the second tier is for offerings of up to $50 million, within any 12 month period. Regulation CF allows a company to raise up to $1.07 million from non-accredited investors.

Intellectual property

Our products and services utilize a combination of proprietary software and hardware that we own and license from third parties. Over the last few years, we have developed a payment gateway, merchant boarding system, E-commerce platform, recurring billings and a crowdfunding platform. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties. As of the date of this Annual Report on Form 10-K, we have a patent pending on transferable QR codes on Omni Commerce devices.

Employees

As of December 31, 2025, we had 5 key employees as part of our overall staff of 13 full-time employees. Our risk, compliance, underwriting, accounting and customer service functions are primarily located in Georgia. In addition, we have operations in India where we retain 25 developers at any given time depending on our requirements and scope of projects. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we will issue cash in lieu of any fractional shares that such stockholder would have received as a result of the Reverse Stock Split. Immediately following the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 18,103,462 shares to 1,810,346 shares. The shares of Common Stock underlying the Company’s outstanding stock options and warrants were similarly adjusted along with corresponding adjustments to their exercise prices. The number of authorized shares of Common Stock under the Certificate of Incorporation will remain unchanged at 50,000,000 shares. Throughout this Form 10-K, each reference to a number of our issued and outstanding common stock gives effect to the Reverse Stock Split, unless otherwise indicated.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2025; (iii) our issuance, in a three-year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this annual report, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operations, cashflows and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Company

The substantial and continuing losses, and significant operating expenses incurred in the past few years may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized.

We have limited cash resources and operating losses throughout our history. As of December 31, 2025 we had a working capital deficit of $6,640,236 and a net loss of $5,874,051. Our cash flow used by operating activities for the year ended December 31, 2025 was $1,330,383. Notwithstanding the foregoing, management has concluded that it has sufficient liquidity to continue operations for a period of at least twelve months from the date of this Annual Report on Form 10-K, which conclusion would not have been possible without close monitoring of the Company’s projected cash flow and operating expenses for a period of at least the next twelve months.

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

Our operations are subject to a broad range of complex and evolving laws and regulations. As a result, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results, cash flows and financial condition could be adversely affected.

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

We face the following risks to our networks, infrastructure and software applications:

●	the regions in which we operate may experience significant weather events which physically damage access lines;

●	power surges and outages, computer viruses or hacking, earthquakes, terrorism attacks, vandalism and software or hardware defects which are beyond our control; and

●	Unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results, financial condition and cash flows.

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

Under the Securities Act and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), issuers making offerings through our platform may be liable for including untrue statements of material facts or for omitting information that could make the statements made misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals. Even though we are not a registered funding portal, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business.

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

The financial services and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, E-commerce and integrated payment platforms. If we are unable to differentiate ourselves from our competitors and drive value for our merchants, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. They also may be able to offer and provide services that we do not offer. In addition, in certain of our markets in which we operate, we process “on-us” transactions whereby we receive fees as a merchant acquirer and for processing services for the issuing bank. As competition in these markets grows, the number of transactions in which we receive fees for both of these roles may decrease, which could reduce our revenue and margins in these jurisdictions. We also compete against new entrants that have developed alternative payment systems, E-commerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition, results of operations or cash flows. In addition, some of our competitors are larger and have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition, results of operations or cash flows.

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

Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition, results of operations or cash flows.

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

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition, results of operations or cash flows. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and partners, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and our merchants and partners are subject to card network rules. If we do not comply with card network requirements or standards, we may be subject fines or sanctions, including suspension or termination of our registrations and licenses necessary to conduct business.

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

Fraud by merchants or others could adversely affect our business, financial condition, results of operations or cash flows.

We may be liable for certain fraudulent transactions and credits initiated by merchants or others. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition, results of operations or cash flows.

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

Our OmniSoft subsidiary principally generates revenue through the sale of subscriptions to our platform and the sale of additional solutions to our merchants. Our subscription plans typically have a one-month term, although a small percentage of our merchants have annual or multi-year subscription terms. Our merchants have no obligation to renew their subscriptions after their subscription term expires. As a result, even though the number of merchants using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these merchants. We have historically experienced merchant turnover as a result of many of our merchants being small- and medium-sized businesses, or SMBs, that are more susceptible than larger businesses to general economic conditions and other risks affecting their businesses. Many of these SMBs are in the entrepreneurial stage of their development and there is no guarantee that their businesses will succeed. Our costs associated with subscription renewals are substantially lower than costs associated with generating revenue from new merchants or costs associated with generating sales of additional solutions to existing merchants. Therefore, if we are unable to retain merchants or if we are unable to increase revenues from existing merchants, even if such losses are offset by an increase in new merchants or an increase in other revenues, our operating results could be adversely impacted.

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

We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new solutions and enhancements. Software development involves a significant amount of time for our research and development team, as it can take our developers months to update, code and test new and upgraded solutions and integrate them into our platform. We must also continually update, test and enhance our software platform. For example, our design team spends a significant amount of time and resources incorporating various design enhancements, such as customized colors, fonts, content and other features, into our platform. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recover our investments in a timely manner, or at all. To the extent we are not able to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform in a manner that responds to our merchants’ evolving needs, our business, operating results and financial condition will be adversely affected.

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

Our merchants often draw significant numbers of consumers to their shops over short periods of time, including from events such as new product releases, holiday shopping seasons and flash sales, which significantly increases the traffic on our servers and the volume of transactions processed on our platform. Our servers may be unable to achieve or maintain data transmission capacity high enough to handle increased traffic or process orders in a timely manner. Our failure to achieve or maintain high data transmission capacity could significantly reduce demand for our solutions. In the future, we may be required to allocate resources, including spending substantial amounts of money, to build, purchase or lease additional data centers and equipment and upgrade our technology and network infrastructure in order to handle the increased load. Our ability to deliver our solutions also depends on the development and maintenance of internet infrastructure by third parties, including the maintenance of reliable networks with the necessary speed, data capacity and bandwidth. If one of these third parties suffers from capacity constraints, our business may be adversely affected. In addition, because we and our merchants generate a disproportionate amount of revenue in the fourth quarter, any disruption in our merchants’ ability to process and fulfill customer orders in the fourth quarter could have a disproportionately negative effect on our operating results.

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

DMINT and OLBit

Bitcoin Mining Risks

We have an evolving business model.

As Bitcoin assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our Bitcoin mining. We cannot offer any assurance that any modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

We may not be able to compete with other companies, some of whom have greater resources and experience.

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

The Bitcoin network features a large and growing number of miners competing for limited mining rewards. This competition intensifies with each participant added to the network. The competitive environment is exacerbated by the fact that the Bitcoin protocol halves mining rewards approximately every four years, reducing the potential earnings for miners and increasing the importance of operational efficiency. This requires us to continuously invest in new mining equipment to earn consistent Bitcoin mining rewards.

Limited transaction capacity and scaling issues may impact mining results

Bitcoin’s “proof of work” validation mechanism inherently limits the number of transactions that can be processed per second. This limitation poses significant scaling challenges, affecting the network’s ability to handle a high volume of transactions efficiently. As part of mining rewards are related to transaction fees, these issues may cause volatility in the rewards earned. During periods of high-demand and low-capacity, earned fees may exceed the block standard block reward. Conversely, increased capacity may lead to lower transaction fees if demand is reduced.

Efforts to increase transaction capacity, such as sharding and other scalability solutions, are ongoing. However, their effectiveness, implementation timeline, and applicability to Bitcoin remain uncertain. These efforts may change the economics of Bitcoin mining, or potentially require new hardware or software to unlock.

As a participant in the digital asset ecosystem, our business growth and development are closely tied to the widespread acceptance and scalability of digital assets, including Bitcoin. The competitive dynamics in Bitcoin mining, including the limited transaction capacity and the continual halving of mining rewards, present challenges that could impact our operational efficiency and profitability. Efforts to scale digital asset transactions may lead to significant changes in the competitive landscape of the digital asset market. These changes could affect the value of Bitcoin and, by extension, the valuation of the company.

However, there is no certainty that scalability solutions will be universally effective for us or that they will not disadvantage certain participants. Given these challenges, there is a risk that our business, financial condition, and operating results could be materially adversely affected. The value of our common stock may also be impacted by these industry-wide issues.

The properties included in our mining network may experience damages.

Our current Bitcoin mining farm in Tennessee is, and any future mining farms we establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

We have recently adopted a digital asset treasury strategy with a focus on Bitcoin, and we may be unable to successfully implement this new strategy.

We have recently adopted our Treasury Policy primarily dedicated to Bitcoin, including potential investments in Bitcoin. There is no assurance that we will be able to successfully implement this new strategy or operate Bitcoin-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support Bitcoin. This also requires that we implement different security protocols, and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards a Bitcoin digital asset treasury strategy could have a material adverse effect on our business and financial condition.

In addition, the Bitcoin ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our Bitcoin digital asset treasury strategy, prevent us from realizing positive returns and severely hurt our financial condition.

If we are unable to successfully maintain our power arrangements on acceptable terms or at all or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of our initial buildout phase, we set up and began operations across four cities in the United States, with three in Pennsylvania and one in Tennessee. After consolidating our operations, we currently operate out of one location in Selmer, Tennessee. We entered into definitive power arrangements with Pickwick Electric Cooperative, the utility company in Tennessee, which is intended to cover sites for our data centers that we may utilize in the near future.

If we are forced to locate alternative sites because of unacceptable power arrangements, we may not be successful in identifying adequate replacement sites to house our miners. Even if we identify such sites, we may not be successful in leasing the necessary facilities at rates that are economically viable to support our mining activities. Even if we successfully secure the sites for our data centers, in the future, we may not be able to renew those on acceptable terms, in which case we would need to relocate our established mining operations. Relocating any mining operation may force us to incur the costs to transition to a new facility including, but not limited to, transportation expenses and insurance, downtime while we are unable to mine, legal fees to negotiate the new lease, de-installation at our current facility and, ultimately, installation at any new facility we identify. These costs may be substantial, and we cannot guarantee that we will be successful in transitioning our miners to a new facility. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

We depend on third parties to provide us with certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage.

In order to build and sustain our operations we will depend on third parties to provide us with ASIC mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We believe that the current microchip and semiconductor shortage that the entire industry is experiencing leads to price fluctuations and disruption in the supply of key miner components. Specifically, the ASIC chips have been subject to a significant price increases and shortages.

Our ability to source ASIC mining equipment and other critical components in a timely matter and at an acceptable price and quality level is critical to our operational buildout timeline and the development under our current business model. See “Business—Bitcoin Mining Technology”. We will be exposed to the risk of disruptions or other failures in the overall global supply chain for Bitcoin mining hardware. This is particularly relevant to the ASIC mining equipment production since there are only a small number of fabrication facilities capable of such production, which increases our risk exposure to manufacturing disruptions or other supply chain failures. There is also a risk that a manufacturer or seller of ASIC computers or other necessary mining equipment may adjust the prices according to Bitcoin, other Bitcoin prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain miners and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may not be able to successfully implement or consummate our planned digital asset investment strategy.

As of the date of this prospectus, we have not executed any material investments beyond Bitcoin mining, and there is a real possibility that the proposed strategy may never be implemented if risk factors prove prohibitive or regulatory standards cannot be met. The Company continues only to evaluate potential asset classes, investment parameters, and risk management practices under the highest scrutiny, with absolute priority placed on security, custody, and regulatory adherence. There can be no assurance that we will proceed with or benefit from any digital asset investments.

We are exposed to risk of nonperformance by counterparties, including our counterparties under our power arrangements.

We are exposed to risk of nonperformance by counterparties, whether contractual or otherwise. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For example, our counterparties under our power arrangements may be unable to deliver the required amount of power at the required time for a variety of technical or economic reasons. Furthermore, there is a risk that during a period of power price fluctuations or prolonged or sharp power price increases on the market, our counterparties may find it economically preferable to refuse to supply power to us, despite the contractual arrangements. Any significant nonperformance by counterparties, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Additionally, our mining operations could be materially adversely affected by power outages and similar disruptions. Given the power requirements for our mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. Under some of our power arrangements, our power supply could be automatically reduced or curtailed by the market regulators or grid operators in cases of certain system disruptions or emergencies. If we are unable to receive adequate power supply and are forced to reduce or shut down our operations due to the availability or cost of electrical power, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.

Mining Bitcoin requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location.

Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with Bitcoin mining are lower than the price of Bitcoin itself. As a result, any mining operation we establish can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices may also cause our electrical supply to no longer be cost-effective.

In addition, there may be significant competition for suitable Bitcoin mining sites. Government regulators, including local permitting officials, may also potentially restrict our ability to set up Bitcoin mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations.

As Bitcoin mining becomes more widespread, government scrutiny related to restrictions on Bitcoin mining facilities and their energy consumption significantly increases. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or Bitcoin generally. This, in turn, could lead to governmental measures restricting or prohibiting Bitcoin mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local Bitcoin mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin.

Bitcoin exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be subject to fraud and failures.

When Bitcoin exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in Bitcoin prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

Bitcoin market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past three years, a number of Bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. We do not maintain any insurance to protect from such risks, and do not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk from such events. In the event we face fraud, security failures, operational issues or similar events, such factors would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects and operations.

The concentration of our holdings in Bitcoin could enhance the risks inherent in our Bitcoin treasury strategy.

The concentration of our Bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin treasury strategy. Any future significant declines in the price of Bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The availability of spot ETPs for Bitcoin and other digital assets may adversely affect the market price of our listed securities.

Although Bitcoin and other digital assets have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to Bitcoin through traditional investment channels, and instead generally were only able to hold Bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold Bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct Bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to Bitcoin through investment vehicles that hold Bitcoin and issue shares representing fractional undivided interests in their underlying Bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to Bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin and exchange traded products (ETPs), the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. To the extent investors view our Common Stock as providing exposure to Bitcoin, it is possible that the value of our Common Stock may be influenced by the trading activity and performance of these spot Bitcoin ETPs. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of our Class A Ordinary Shares relative to the value of our Bitcoin.

Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our securities. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures exchange-traded funds (“ETFs”), leveraged Bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our Common Stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our business may be significantly impacted by reputational risks and may impact how our business is perceived by customers, counterparties, and regulators.

Reputational risks represent a significant concern in our industry, particularly due to the volatile and evolving nature of the Bitcoin markets. Our business faces potential reputational harm from several industry wide factors, including perceived regulatory non-compliance, catastrophic market volatile events, industry association with fraudulent or illegal activities. Such incidents can lead to a loss of trust among our customers, investors, and partners, adversely affecting our business.

In addition, negative public perception, fueled by media coverage or social media discourse, can impact investor confidence and our company’s market valuation. For example, incorrect or misleading statements about the power consumption of the Bitcoin network may damage the Company’s perception as being energy efficient.

Regulatory bodies may also view our operations with increased skepticism in the wake of certain events, potentially leading to stricter scrutiny and additional compliance requirements. Furthermore, as a company operating in a nascent and often misunderstood sector, any perceived ethical missteps or failures in corporate governance can be magnified, causing long-term damage to our brand and standing in the industry.

Effectively managing these reputational risks is critical to maintaining our market position and ensuring sustainable growth. Failure to address or mitigate these risks adequately could have a material adverse effect on our business, financial condition, and operational results.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of Bitcoin in a manner that adversely affects our business, prospects or operations.

As Bitcoin have grown in both popularity and market size, governments around the world have reacted differently to Bitcoin with certain governments deeming them illegal while others have allowed their use and trade.

Governments may in the future curtail or outlaw the acquisition, use or redemption of Bitcoin. Ownership of, holding or trading in Bitcoin may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject Bitcoin companies to additional regulation. The effect of any future regulatory change on our business or on Bitcoin that may impact our business is impossible to predict, but such change could be substantial and would have a material adverse effect on our business, prospects and operations.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade Bitcoin or to exchange Bitcoin for fiat currency. Similar actions by governments or regulatory bodies could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities. Such a restriction could have a material adverse effect on our reputation and ability to continue as a going concern or to pursue this segment at all, raise new capital which would have a material adverse effect on our business, prospects or operations and harm investors in our securities.

Future regulatory actions and regulatory changes related to our business or Bitcoin may impact our ability to continue to operate and such actions could affect our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations.

The development and acceptance of Bitcoin and algorithmic protocols governing the issuance of and transactions in Bitcoin is subject to a variety of factors that are difficult to evaluate.

The use of Bitcoin to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or Bitcoin protocol. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

●	continued worldwide growth in the adoption and use of Bitcoin;

●	governmental and quasi-governmental regulation of Bitcoin and their use, or restrictions on or regulation of access to and operation of the network or similar Bitcoin mining systems;

●	changes in consumer demographics and public tastes and preferences;

●	the maintenance and development of the open-source software protocol of the network;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets; and

●	negative consumer sentiment and perception of Bitcoin specifically and cryptocurrency generally.

Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoins we hold or expect to acquire for our own account and harm investors in our securities.

The impact of geopolitical events on the supply and demand for Bitcoin is uncertain.

Regional or global crises may motivate large-scale purchases of Bitcoin which could increase the price of Bitcoin rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of any Bitcoin we hold or expect to acquire for our own account. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, Bitcoin, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to us and investors in our securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account.

Acceptance and/or widespread use of Bitcoins is uncertain.

Currently, there is a relatively small use of Bitcoin in the retail and commercial marketplace for goods or services. In comparison there is relatively large use by speculators contributing to price volatility.

The relative lack of acceptance of Bitcoin in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account.

Political or economic crises may motivate large-scale sales of Bitcoins, which could result in a reduction in value and adversely affect us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Large-scale sales of Bitcoin would result in a reduction in their value and could adversely affect us. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account and harm investors.

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

In order to incentivize miners to continue to contribute to the Bitcoin network, the Bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another Bitcoin or to fiat currency. Decreased use and demand for Bitcoin may adversely affect its value and result in a reduction in the price of Bitcoin and the value of our securities.

Bitcoin inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in Bitcoin codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other Bitcoin we mine or otherwise acquire or hold for our own account.

Macro-market events or perception of the Bitcoin industry in general could negatively impact our financial condition.

The Bitcoin market has experienced significant volatility and disruptions, characterized by fluctuating prices, regulatory scrutiny, and varying public perception. These market conditions can potentially impact the reputation of firms operating in this space. There may be a heightened sense of caution or skepticism among customers, particularly retail investors, due to market instability. This could affect their investment decisions and trust in Bitcoin-related products and services. Counterparties, including institutional investors and service providers, may exercise increased due diligence and risk assessment when engaging with Bitcoin-focused businesses. Regulatory bodies globally are paying closer attention to Bitcoin assets, leading to a more stringent regulatory environment. This increased oversight can affect the perception of our business, particularly in terms of compliance and transparency.

The market conditions necessitate a robust risk management framework to navigate the volatility and maintain operational stability. We have enhanced our compliance and reporting mechanisms to align with evolving regulatory expectations. While the market disruptions have introduced challenges, our diversified portfolio and adaptive business model have mitigated substantial negative impacts.

In anticipation of these risks, we prioritize transparent communication with all stakeholders about market risks and our business practices, engage in educational initiatives to improve public understanding of Bitcoin assets and their potential and proactively adapt to regulatory changes and work closely with regulators to ensure compliance and build trust.

It may be illegal in the future, to acquire, own, hold, sell or use Bitcoin, participate in the blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently Bitcoin, the blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, and the United States may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. If the United States, federally, or individual states, take regulatory action to restrict the right to mine, acquire, hold sell or use digital assets, our business would be impacted. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account and could harm our investors.

Lack of liquid markets, possible manipulation of blockchain/Bitcoin-based assets and lack of effectiveness of safeguards for our Bitcoin may adversely affect us.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. We have elected to use Coinbase – the largest US exchange by volume, and a publicly listed company – to sell our Bitcoin in an attempt to combat these issues. Coinbase maintains robust exchange controls, and operates futures markets, custodial services, and is a partner in multiple Bitcoin ETFs. We believe these elements significantly limit the ability of market manipulation due to low-liquidity. However, Coinbase does not have the same vetting of issuers as a national securities exchange, which leads to a higher potential risk for fraud or manipulation of digital assets. Such fraud or manipulation may decrease liquidity or volume, or increase volatility of digital securities or other assets, which may adversely affect us. Such circumstances would have a material adverse effect our ability to sell Bitcoin at profitable prices, which would have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we hold or expect to acquire for our own account and harm investors.

Additionally, other than relying on the security protocols and safeguards provided to Coinbase and Fireblocks account holders, the Company has not implemented any additional safeguards or policies to protect its Bitcoin other than limiting the personnel who have access to the accounts to our executive officers. We also currently do not have our Bitcoin insured against theft, hacking or loss. The risk of using digital wallets is that the possession of the Company’s Bitcoin is reliant upon a third-party maintaining control of its security protocols to protect possession. If Fireblocks were to be infiltrated, all of the Bitcoin held with it could potentially be lost or inaccessible. Further, if Coinbase were to be infiltrated after the Company’s Bitcoin is transferred into its account, such Bitcoin could potentially be lost or inaccessible. If either of those events occur, it could result in a loss of our all or some of our Bitcoin, which would have a material adverse effect on our business and financial condition as the sale of Bitcoin is our only source of revenue and the loss of such assets would mean the loss of our revenue.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of Bitcoin as property for tax purposes (in the context of when such Bitcoin are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that digital assets such as Bitcoin should be treated and taxed as property, and that transactions involving the payment of Bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a Bitcoin passes from one person to another, usually by means of Bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect an investment in our Company.

Our dependence on third-party software and personnel may leave us vulnerable to price fluctuations and rapidly changing technology.

Competitive conditions within the Bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the Bitcoin industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience the system interruptions and failures discussed above. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to provide our solutions and run our business, sometimes by a single-source supplier.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third-parties in order to provide our solutions and run our business, sometimes by a single-source supplier. The hardware used are Bitcoin mining computers and related peripherals specifically programmed to mine Bitcoin. This hardware is purchased under standard contract terms, including purchase price, delivery date, and remediation for failures to meet delivery timelines. Third-party hardware may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use or any failures of third-party hardware could result in delays in our ability to provide our solutions or run our business until equivalent hardware is developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent solution, any of which could cause an adverse effect on our business and operating results. While this hardware is specialized, there are several primary vendors for this equipment, and numerous secondary retailers.

The primary software utilized by our business is “pooled mining services”, wherein miners direct their hashrate to a shared service to earn more consistent, predictable Bitcoin returns. We currently have agreed to the general terms and conditions of service with Foundry Digital Mining’s pool services. The pooled mining services are third-party software and services, and may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use or any failures of software or services could result in delays in our ability to provide our solutions or run our business until equivalent software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent solution, any of which could cause an adverse effect on our business and operating results. In the event that no “pooled mining services” are available at all, we believe our business can operate natively on the Bitcoin network without the use of such services. However, this would cause significant delays in the discovery of new blocks, and therefore payments, but result in a larger reward at the time of discovery. The ultimate effect would be an increased volatility in our earnings when viewed daily, but only a small disruption when viewed at an annual scale.

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

As of March 31, 2026, there are 596,405 warrants to purchase shares of our common stock outstanding (with a weighted average exercise price of $62.43 and 20,000 outstanding options to purchase shares of common stock (with a weighted average exercise price of $0.10. If and when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 31, 2026, Ronny Yakov, our chief executive officer, owned or controlled approximately 35% of our outstanding voting stock. Accordingly, Mr. Yakov has the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little influence over matters submitted for stockholder approval. In addition, the ownership of Mr. Yakov could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Further, he may make decisions that are adverse to our interests.

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

On January 29, 2026, The OLB Group, Inc. (“we”, “us” or “our”) received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that, for a period of 30 consecutive business days, we failed to maintain a minimum closing bid price of $1.00 as required for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until July 28, 2026, to regain compliance. If, at any time during the 180-day grace period, our closing bid price is $1.00 or more for a minimum of 10 consecutive business days, we will have regained compliance and NASDAQ will provide us with written confirmation of such.

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

Our Audit Committee is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. Our Systems Application Manager, or a delegate, informs the Chief Executive Officer of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The Chief Executive Officer also notifies the audit committee chair of any material cybersecurity incidents.

As of the date of this Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor included in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Item 2. Property

For our corporate headquarters we currently rent shared office space at 1120 Avenue of the Americas, 4th Floor, New York, New York which can be 150 square feet. The monthly service fee is $1,674, with a 6% increase with a rental renewal, and a communications fee of $150 per month. Per the terms of the Agreement, the fees for the first and 13th month of the term (if extended beyond the initial term) shall be waived. The initial term of the Agreement is for one year, commenced on September 1, 2022 and on August 31, 2023 the term automatically extended on a month-to-month basis and will continue to automatically extend monthly if the Company does not provide at least 60 days prior notice.

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

On November 13, 2024, eVance, Inc. (“eVance”) entered into a Lease Agreement (the “Lease”) with Royal Centre Holdings LLC (the “Lessor”) relating to approximately 1,740 square feet of property located at 11475 Great Oaks Way, Alpharetta, Georgia. The term of the Lease is for thirty-nine (39) months commencing December 1, 2024. The monthly base rent was $4,023.75 for the first 12 months increasing each year thereafter. The total rent for the entire lease term is $162,435 and $4,397 is payable as a security deposit. The lease was cancelled without penalty on December 31, 2025.

Item 3. Legal Proceedings

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

At March 31, 2026, there were approximately 162 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor Portland, OR 97204. Their telephone number is (503) 227-2950.

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

Recent Issuance of Unregistered Securities

On June 2, 2025, Mr. Yakov converted the 1,021 shares of Series A held into 1,021,000 shares of common stock and the accrued dividends of $529,000 into 529,000 shares of common stock.

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

During the year ended December 31, 2025, the Company issued 250,000 shares of common stock for payment of $270,235 of legal fees of which $107,469 was applied to accounts payable and $162,766 has been debited to prepaid expenses.

During the year ended December 31, 2025, the Company issued 370,000 shares of common stock for services. The shares were valued at $1.26, the closing stock price on the date of grant, for a total value of $466,200.

During the year ending December 31, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $70,700.

During the year ending December 31, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $70,700.

During the year ending December 31, 2025, the Company issued an additional 50,000 shares of common stock to its CFO for services. The shares were valued at $1.26, the closing stock price on the date of grant, for total non-cash expense of $63,000.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are primarily a FinTech company that focuses on a suite of products in the merchant services marketplace that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms.

With respect to our eVance business, our merchants are currently processing over $100,000,000 in gross transactions monthly and average approximately 1,400,000 transactions a month. These transactions come from a variety of sources including direct accounts and ISO channels. The accounts consist of businesses across the United States with no concentration of industries or merchants.

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.com™. SecurePay.com™, is currently used by approximately 3,000 merchants processing over 32,000 transactions and approximately $9,000,000 of monthly gross transactions (though our revenue from these transactions is limited). In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This provides the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

On May 14, 2021, the Company formed its wholly owned subsidiary, OLBit. The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business.

On July 23, 2021, we formed our wholly owned subsidiary, DMINT, to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of its Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2025, DMINT has 1,000 computers and had 400 computers online and mining for Bitcoin. In February 2023, it re-deployed all of the computers to its Selmer, Tennessee location. At December 31, 2025, DMINT had mined 60.01 Bitcoin. The Company is currently in the process of spinning off DMINT into a stand-alone entity.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement with SDI Black 001, LLC (“Seller”) whereby the Company acquired from Seller 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (f/k/a Cuentas SDI, LLC) (the “LLC”). The LLC enables the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company markets to the LLC’s merchant network, which currently has approximately 31,600 locations in the United States, the ability of having one POS system that allows the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes. On May 20, 2024, the Company entered into a second Membership Interest Purchase Agreement with the minority member of the LLC (the “Agreement”) whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The Agreement contains a restrictive covenant whereby for a period of three (3) years from the closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

For the year ended December 31, 2025, we had total revenue of $8,676,907 compared to $12,838,988 of revenue for the year ended December 31, 2024, a decrease of $4,162,081 or 32.4%. We earned $7,936,768 in transaction and processing fees, $28,720 in merchant equipment sales, $210,256 of revenue from the Bitcoin Mining segment, $302,241 in revenue from monthly recurring subscriptions and $198,922 of digital product revenue; compared to $9,684,152 in transaction and processing fees, $75,575 in merchant equipment sales, $413,332 of revenue from the Bitcoin Mining segment, $521,268 in revenue from monthly recurring subscriptions and $2,144,661 of digital product revenue. We had a decrease of revenue for our transaction and processing fees of $1,747,384, a decrease in merchant equipment sales of $46,855, a decrease of $203,076 of bitcoin mining revenue, a decrease of $219,027 from the monthly recurring subscriptions, and a decrease of $1,945,739 of digital product revenue. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business. The majority of the transitions have been completed, and vendors will be in use by Q1 2026.

For the year ended December 31, 2025, we had processing and servicing costs of $7,528,415 compared to $10,669,238 of processing and servicing costs for the year ended December 31, 2024, a decrease of $3,140,823 or 29.4%. Processing and servicing costs decreased in conjunction with the decreased revenue and merchant attrition.

Amortization expense for the year ended December 31, 2025 was $0 compared to $533,805 for the year ended December 31, 2024. We recorded amortization expense on our merchant portfolio, trademarks and natural gas purchase rights in 2024 and none in 2025.  The decrease in the current period is due to most of the assets being fully amortized in 2024.

Depreciation expense for our Bitcoin Mining Segment was $507,393 for the year ended December 31, 2025 compared to $2,616,137 for the year ended December 31, 2024, a decrease of $2,108,744 or 80.6%.  The decrease in the current period is due to assets being impaired in 2024.

Salary and wage expense for the year ended December 31, 2025 was $2,993,692 compared to $2,932,948 for the year ended December 31, 2024, an increase of only $60,744 or 2.1%.

Professional fees for the year ended December 31, 2025 were $935,076 compared to $1,939,542 for the year ended December 31, 2024, a decrease of $1,004,466 or 51.8%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees as the Company’s legal related activity for ongoing litigation was much less in the current year.

General and Administrative (“G&A”) expense for the year ended December 31, 2025, was $1,877,693 compared to $2,861,300 for the year ended December 31, 2024, a decrease of $983,607 or 34.4%. The decrease was mainly due to an approximately $324,000 decrease in bank fees. During the current year the Company closed its risk portfolio account which resulting in a large decrease to the bank fees. We had a decrease of $116,000 for outside services due to fewer service providers used for Dmint. We had a $112,000 decrease in compliance related fees. In the prior year we incurred fees for money transition licenses for OLBit.  We did not have these expenses in 2025. We had a $64,000 decrease in rent expense as a result of the new lease in 2025 and we had a decrease of $230,000 in insurance expense due to the renewal of policies in the 2025.

For the year ended December 31, 2024, we had total impairment expense of $2,962,469 related to DMINT’s exclusive agreement to purchase natural gas.

For the year ended December 31, 2025, we incurred interest expense for related parties of $395,926 and other expense of $85,000. We also recognized a loss on the extinguishment of accounts payable of $52,000 and a loss on conversion of accrued salaries and loans payable to related party of $175,763. For the year ended December 31, 2024, we recognized a realized gain from the sale of bitcoin of $222,751 and an realized gain on investment of $274,731. We also had interest expense of $45,942.

Our net loss for year ended December 31, 2025, was $5,874,051 compared to $11,224,911 for year ended December 31, 2024. We had a decrease in our net loss of $5,350,860 for the reasons discussed above.

In addition, we recognized a $775,000 deemed dividend for preferred stock and a $30,630 for preferred dividends for a net loss applicable to common shareholders of $6,679,681.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the year ended December 31, 2025, we used $1,330,383 of cash in operating activities, which included our net loss offset by $507,392 for depreciation expense, $800,040 for stock-based compensation, loss on conversion related party debt of $175,763, Loss on settlement of accounts payable and debt of $52,000, other expense of $25,250 and net changes in operating assets and liabilities of $2,983,365.

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

Investing Activities

For the year ended December 31, 2025, we had no investing activities.

For the year ended December 31, 2024, we received $332,893 of cash used for investing activities.  We received $548,393 from the sale of investment and used $215,500 to purchase the remaining 19.99% interest in the LLC.

Financing Activities

For the year ended December 31, 2025, we received net cash of $1,318,724 from financing activities as a result of receiving $560,832 from our CEO and $887,786 from the sale of common stock, and a decrease in our cash overdraft of $4,731. We made repayments on our note payable of $38,838 and to our CEO of $86,325.

For the year ended December 31, 2024, we received net cash of $2,115,843 from financing activities as a result of receiving $1,191,282 from our CEO, $1,090,890 from the sale of common stock, $6,840 in proceeds from exercise of options by related parties, and an increase in our cash overdraft of $31,750. We made repayments on our note payable of $204,919.

Liquidity and Capital Resources

At December 31, 2025, the Company had cash of $15,777 and negative working capital of $6,640,236.

On February 16, 2024, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time having an aggregate offering amount of up to $15,000,000 (the “Shares”) during the term of the Agreement through Maxim, as sales agent (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel. As of December 31, 2025, the ATM Offering has resulted in net proceeds of $1,978,676.

During the twelve months ended December 31, 2025, Mr. Yakov made payments on behalf of the Company in the amount of $560,832.  As of December 31, 2025, the Company owes Mr. Yakov $167,315.

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

During the six months ended June 30, 2025, all amounts owed to Mr. Yakov at that time were converted into shares of common stock.

The Company has reviewed its cash flow activity during 2025 and projected cash flow forecast for 2026 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Based on projected cash to be used in operations to be offset by expected proceeds from capital raises, the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report. During the first quarter of 2026, the Company raised capital through a direct offering and a PIPE. The total cash to the Company from these transactions totaled over $3.7M. The Company believes this is sufficient to cover operations for the next 12 months.  However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Management believes that the Company’s existing cash resources, together with expected capital raises, potential advances under the ATM program, related party financing, and other available funding sources, will be sufficient to support operations through March 31, 2027.

Significant Accounting Policies

Refer to Note 2 of our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting policies and recently adopting and issued accounting standards.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OLB Group, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of OLB Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
March 31, 2026 PCAOB ID Number 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

The OLB Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$15,777	$27,436
Accounts receivable, net	17,430	100,621
Prepaid expenses	162,766	18,075
Other receivables	829,215	599,575
Other current assets	25,444	—
Total Current Assets	1,050,632	745,707

Other Assets:
Property and equipment, net	2,725,120	3,254,039
Intangible assets, net	—	3,724
Goodwill	8,139,889	8,139,889
Operating lease right-of-use assets	—	140,218
Other long-term assets	380,952	395,952
Total Other Assets	11,245,961	11,933,822

TOTAL ASSETS	$12,296,593	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$31,750
Accounts payable	4,462,250	4,216,194
Accrued expenses	817,600	1,151,803
Preferred dividend payable (related party)	—	543,509
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	167,315	1,203,960
Operating lease liability – current portion	—	46,491
Note payable – current portion	216,684	202,939
Total Current Liabilities	7,690,868	9,396,646
Long Term Liabilities:
Operating lease liability – net of current portion	—	93,869
Total Liabilities	7,690,868	9,490,515

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 0 and 1,021 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	10
Common stock, $0.0001 par value, 50,000,000 shares authorized, 9,450,749 and 2,289,930 shares issued, 9,438,132 and 2,277,313 shares outstanding at December 31, 2025 and 2024, respectively	944	228
Treasury stock, at cost, 12,617 shares at December 31, 2025 and 2024	(109,988)	(109,988)
Additional paid-in capital	79,163,627	71,098,571
Accumulated deficit	(74,448,858)	(67,799,807)
Total Stockholders’ Equity	4,605,725	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,296,593	$12,679,529

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Revenue:
Transaction and processing fees	$7,936,768	$9,684,152
Merchant equipment rental and sales	28,720	75,575
Revenue, net - bitcoin mining	210,256	413,332
Other revenue from monthly recurring subscriptions	302,241	521,268
Digital product revenue	198,922	2,144,661
Total revenue	8,676,907	12,838,988

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	7,528,415	10,669,238
Amortization expense	—	533,805
Depreciation expense	507,393	2,616,137
Salaries and wages	2,993,692	2,932,948
Professional fees	935,076	1,939,542
General and administrative expenses	1,877,693	2,861,300
Impairment expense	—	2,962,469
Total operating expenses	13,842,269	24,515,439

Loss from operations	(5,165,362)	(11,676,451)

Other income (expense):
Realized gain on sale of bitcoin	—	222,751
Realized gain on investment	—	274,731
Interest expense	(395,926)	(45,942)
Loss on conversion of related party amounts	(175,763)	—
Loss on settlement of accounts payable and debt	(52,000)	—
Loss on settlement of lawsuit	(85,000)	—
Total other income	(708,689)	451,540

Net loss before income taxes	(5,874,051)	(11,224,911)

Income tax expense	—	—

Net loss	(5,874,051)	(11,224,911)

Preferred dividends (related party)	(30,630)	(124,903)
Deemed dividend – preferred stock	(775,000)	—

Net Loss Applicable to Common Stockholders	$(6,679,681)	$(11,349,814)

Net loss per common share, basic and diluted	$(1.74)	$(6.10)

Weighted average shares outstanding, basic and diluted	3,841,571	1,860,538

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,021	$10	1,521,791	$152	68,910,370	$(109,988)	$(56,574,896)	$119,224	$12,344,872
Common stock issued for exercise of options	—	—	156,899	16	6,824	—	—	—	6,840
Common stock sold for cash	—	—	478,637	48	1,090,842	—	—	—	1,090,890
Common stock issued to related parties for accrued liabilities	—	—	117,632	12	899,988	—	—	—	900,000
Preferred stock dividends-related party	—	—	—	—	(124,903)	—	—	—	(124,903)
Stock-based compensation	—	—	—	—	406,500	—	—	—	406,500
Shares issued for charitable contribution			2,500	—	4,725	—	—		4,725
Adjustment for 10 for 1 reverse stock split	—	—	(146)	—	—	—	—	—	—
Derecognition of non controlling interest	—	—	—	—	(95,775)	—	—	(119,224)	(214,999)
Net loss	—	—	—	—	—	—	(11,224,911)	—	(11,224,911)
Balance at December 31, 2024	1,021	10	2,277,313	228	71,098,571	(109,988)	(67,799,807)	—	3,189,014
Common stock sold for cash	—	—	608,731	61	887,725	—	—	—	887,786
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock-based compensation	—	—	—	—	135,500	—	—	—	135,500
Common stock issued for accrued salary and loans payable – related party	—	—	3,865,088	386	4,040,805	—	—	—	4,041,191
Common stock issued for accounts payable	—	—	650,000	65	1,018,171	—	—	—	1,018,236
Preferred stock converted to common	(1,021)	(10)	1,021,000	102	(92)	—	—	—
Accrued preferred stock dividends converted to common	—	—	529,000	53	528,947	—	—	—	529,000
Preferred stock dividend contributed to capital	—	—	—	—	45,139	—	—	—	45,139
Common stock issued for services – related party	—	—	117,000	12	198,328	—	—	—	198,340
Common stock issued for services	—	—	370,000	37	466,163	—	—	—	466,200
Deemed dividend – preferred stock	—	—	—	—	775,000	—	(775,000)	—	—
Net loss	—	—	—	—	—	—	(5,874,051)	—	(5,874,051)
Balance at December 31, 2025	—	—	9,438,132	944	79,163,627	(109,988)	(74,448,858)	—	4,605,725

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,874,051)	$(11,224,911)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	507,392	3,149,942
Impairment expense	—	2,962,469
Stock based compensation	135,500	406,500
Common stock issued for services – related party	198,340	—
Operating lease expense, net of repayment	(142)	—
Common stock issued for services	466,200	—
Loss on conversion related party amounts	175,763	—
Loss on extinguishment of debt	52,000	—
Other expense	25,250	—
Common stock issued for charitable contribution	—	4,725
Operating lease expense, net of repayment	—	142
Realized gain on investment	—	(274,731)
Realized gain on sale of bitcoin	—	(222,751)
Changes in assets and liabilities:
Accounts receivable	83,191	366,269
Prepaid expenses and other current assets	(237,009)	507,938
Other long-term assets	15,000	—
Accounts payable	832,842	689,505
Accrued expenses	2,289,341	1,034,597
Net cash used in operating activities	(1,330,383)	(2,600,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	548,393
Purchase of 19.99% interest in Moola Cloud, LLC	—	(215,500)
Net cash provided by investing activities	—	332,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(4,731)	31,750
Common stock sold for cash	887,786	1,090,890
Advances from related party	560,832	1,191,282
Repayments to related party	(86,325)	—
Proceeds from exercise of options – related party	—	6,840
Repayments on note payable	(38,838)	(204,919)
Net cash provided by financing activities	1,318,724	2,115,843

Net change in cash	(11,659)	(151,570)
Cash – beginning of year	27,436	179,006
Cash – end of year	$15,777	$27,436

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Common stock issued for accrued liabilities	$748,000	$900,000
Preferred stock dividends	$—	$124,903
Common stock issued for loans payable – related party	$1,511,152	$—
Common stock issued for accrued salary – related party	$2,022,917	$—
Preferred stock dividends	$30,630	$—
Common stock issued for interest – related party	$331,019	$—
Common stock payable for payment of accrued dividends	$529,000	$—
Common stock issued for services – related party	$198,340	$—
Common stock issued for conversion of preferred	$10	$—
Common stock issued for prepaid	$162,766	$—

The accompanying notes are an integral part of these consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2025

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB”, the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates its revenue through two business segments its Fintech Services and Bitcoin Mining Business segments.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby the Company acquired 80.01% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”). The LLC owns the platform of Seller and the network serving over 31,000 bodega convenience stores in and around New York and New Jersey.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of LLC.

The Company also provides e-commerce development and consulting services on a project-by-project basis.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable, accrued expenses, related party payable and note payable, approximate their fair values because of the short maturity of these instruments. The fair value of options and warrants is estimated using the Black-Scholes option pricing model or other appropriate valuation techniques. Key assumptions include expected volatility, risk-free interest rate, expected term, and dividend yield. These inputs are based on observable market data where available (Level 2) or, when necessary, management’s estimates (Level 3). Fair value measurements are reassessed at each reporting date, and any changes are reflected in the financial statements.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2025 and 2024, the Company had no cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of December 31, 2025 and 2024. (see Note 16).

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) of ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the years ended December 31, 2025 and 2024 does not include warrants to acquire 596,405 and 856,313, respectively, shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for years ended December 31, 2025 and 2024, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

Investments in Equity Securities

The Company accounts for its investments under ASC 321, “Investments – Equity Securities,” which requires that investments in equity securities be measured at fair value with changes in value recorded as unrealized gains and losses in current period operations.

Bitcoin

The Company obtains bitcoin through its mining activities, which is accounted for in connection with our revenue recognition policy. The bitcoin held is recorded as other assets in the Consolidated Balance Sheets and is accounted for as indefinite-lived intangible assets initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). The use of bitcoin is accounted for in accordance with the first in first out method of accounting. We do not amortize our bitcoin but assess the value for impairment as further discussed in our impairment policy.

At December 31, 2025 and 2024, the carrying value of the Company’s bitcoin was $7 and $0, respectively. As of December 31, 2025, the Company had 0.0001 bitcoin on hand which had a fair value of $6.61 based on the price of bitcoin of approximately $87,509. For the years ended December 31, 2025 and 2024, we recorded a realized gain on our bitcoin transactions of $0 and $222,751, respectively.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with FASB ASC Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of an intangible assets are recognized as an expense when incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment Testing of Long-Lived Assets Held and Used, the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

During the year ended December 31, 2024, it was determined that the Company’s mining equipment and intangible assets were impaired per our analysis completed in accordance with ASC 360-10, and the balance was written down to fair value. As a result, the Company recognized impairment expense of $2,962,469 for the year ended December 31, 2024.

Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite-lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. The goodwill is related to the Fintech reporting unit of OLB Group, Inc. All of its subsidiaries except DMint, Inc. are included in the Fintech Reporting Unit. DMint is a separate reporting unit and is engaged in Bitcoin mining activities. In accordance with ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company performed a quantitative assessment of goodwill and determined there was no impairment at December 31, 2025.

A summary of goodwill as of December 31, 2025, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of December 31, 2025	$8,139,889

Accounts Receivable

Accounts receivable represent contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of December 31, 2025 and 2024, respectively. This balance represents an amount related to the ongoing lawsuit with FFS. December 31, 2025, the loan is not considered in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the years ended December 31, 2025 and 2024 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of December 31, 2025 and 2024.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Years Ended December 31,
	2025	2024
Transaction and processing fees	$7,936,768	$9,684,152
Merchant equipment rental and sales	28,720	75,575
Revenue, net - bitcoin mining	210,256	413,332
Other revenue from monthly recurring subscriptions	302,241	521,268
Digital product revenue	198,922	2,144,661
Total revenue	$8,676,907	$12,838,988

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

Transaction and processing fees

Fees for the Company’s transaction and processing arrangements are typically billed and paid on a monthly basis. The Company receives a percentage of recurring monthly transaction related fees comprised of credit and debit card fees charged to merchants, net of association fees, otherwise known as Interchange, as well as certain service charges and convenience fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. Fees are calculated on either a percentage of the dollar, volume of the transaction or a fixed fee or a hybrid of the two and are recognized at the time of the transaction. These merchant services represent a single performance obligation satisfied over time and that the same measure of progress should be used to measure the Company’s progress toward complete satisfaction of the performance obligation. The Company recognizes revenue on a monthly basis as the services are transferred to the customer in short daily increments that qualify for series guidance as the best measure of the transfer of control.

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

Merchant equipment rental and sales

The Company generates revenue through the sale and rental of merchant equipment. Revenue is recognized when billed. The Company satisfies its performance obligation upon delivery of equipment to merchants and recognizes revenue at a point in time. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices customers upon delivery of the equipment to merchants, and payments from such customers are due upon invoicing. The Company offers hardware installment sales to customers with terms ranging from three to forty-eight months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue separate from hardware revenue, within subscription and services-based revenue, over the terms of the arrangement with the customer. Pursuant to practical expedients afforded under ASC 606, the Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

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

Pursuant to ASC 606-10-55-42, Revenue from Contracts with Customers, the Company assessed if the customer’s option to renew represented a material right that represents a separate performance obligation and noted the renewal is not a material right. The definition of a material right is a promise in a contract to provide goods or services to a customer at a price that is significantly lower than the stand-alone selling price of the good or service. The mining pool operator does not provide any discounts and as such there is no economic benefit to the customer and as such a separate performance obligation does not exist under 606-10-55-42. In addition, there are no options for renewal that are separately identifiable from other promises in the contract, such as an ability to extend the contract at a reduced price.

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

If authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could affect the Company’s financial position and results from operations.

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of December 31, 2025 and 2024, customer deposits were $0.

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

In November 2024, the FASB also issued Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on it consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2025, the Company had cash of approximately $16,000, accounts receivable of approximately $17,000, prepaid expenses of approximately $163,000 and other receivables of $829,000. At December 31, 2025, the Company has accounts payable and accrued expenses of approximately $5,280,000. To date, the Company has generated cash flows from issuances of equity and indebtedness and during the year ended December 31, 2025 reported net cash used by operating activities of approximately $1,330,000.

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

The Company has reviewed its cash flow activity during 2025 and projected cash flow forecast for 2026 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Annual Report. Based on projected cash to be used in operations to be offset by expected proceeds from capital raises, the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Annual Report. During the first quarter of 2026, the Company raised capital through a direct offering and a PIPE. The total cash to the Company from these transactions totaled over $3.7M. The Company believes this is sufficient to cover operations for the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Management believes that the Company’s existing cash resources, together with expected capital raises, potential advances under the ATM program, related party financing, and other available funding sources, will be sufficient to support operations through March 31, 2027. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2025	December 31, 2024
Domain name	$4,965	$4,965
Less accumulated amortization	(4,965)	(1,241)
Net	$—	$3,724

Total intangible assets, net	$—	$3,724

During the year ended December 31, 2024, the Company impaired its agreement to purchase natural gas and recognized a $2,962,469 loss on impairment for the year ended December 31, 2024.

Amortization expense for the years ended December 31, 2025 and 2024 was $3,724  and $533,805, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,361,870	2,383,396
Total	11,524,103	11,545,629
Less accumulated depreciation	(8,798,983)	(8,291,590)
Property and Equipment, net	$2,725,120	$3,254,039

Depreciation expense for the years ended December 31, 2025 and 2024 was $507,393 and $2,616,137, respectively.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

The Company owned 165.27 units (1.11%) of Node Capital Token Opportunity Fund LP (the “Fund”) for which it paid an aggregate of $250,000 in August 2021. During the year ended December 31, 2024, the Company redeemed the Fund and received proceeds of $548,393. As of December 31, 2024, the investment in equity securities was $0.

During the year ended December 31, 2024, the Company recognized a realized gain from the sale of investment of $274,731.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement with Cuentas SDI, LLC whereby it acquired the remaining 19.99% of the membership interests of Cuentas SDI, LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of Cuentas SDI, LLC. On August 14, 2024, Cuentas SDI, LLC changed its name to Moola Cloud, LLC.

NOTE 7 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the year ended December 31, 2025, the Company made repayments of $38,838. As of December 31, 2025 and 2024, the note payable balance was $216,684 and $202,939, respectively. This liability was settled on January 7, 2026 for $216,684, to be paid in monthly installments of $8,000.

NOTE 8 – STOCK OPTIONS

On January 3, 2024, the Company granted stock options to purchase 20,000 shares of common stock pursuant to the terms of the Company’s employment agreement with Mr. Yakov. 50% of the options vested immediately, 25% of the options vest on the one-year anniversary of the grant, and 25% of the options vest on the two-year anniversary of the grant. The options have an exercise price of $0.10 per share. The aggregate fair value of the options totaled $541,999 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01 (pre-split pricing), 1.63% risk free rate, 295% volatility and expected life of the options of 10 years. The fair value of the options will be recognized over the vesting period with credits to additional paid in capital.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 118,792 shares of common stock for $4,079 (see Note 11 and Note 13).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 38,107 shares of common stock for $2,761 (see Note 11 and Note 13).

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2023	156,899	$0.04	$1,656,270
Granted	20,000	$0.10
Exercised	(156,899)	$0.04
Expired	—	$—
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding December 31, 2025	20,000	$0.10	$10,388
Shares exercisable at December 31, 2025	20,000	$0.10	$10,388

During the years ended December 31, 2025 and 2024, the Company recognized $135,500 and $406,500, respectively, in stock-based compensation related to the above-mentioned options. As of December 31, 2025 there was $0 of unrecognized expense for the above-mentioned options. The weighted average contractual term of the options outstanding and of the option exercisable were 8.01 years.

NOTE 9 – WARRANTS

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2023	856,313	$68.33	2.60
Warrants Exercised	—	$—
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Expired	(259,908)	$81.60
Outstanding, December 31, 2025	596,405	$62.43	0.81

NOTE 10 – OPERATING LEASE

On November 13, 2024, eVance entered into a Lease Agreement (the “Lease”) with Royal Centre Holdings LLC (the “Lessor”) relating to approximately 1,740 square feet of property located at 11475 Great Oaks Way, Alpharetta, Georgia. The term of the Lease was for thirty-nine (39) months commencing December 1, 2024. The monthly base rent was $4,023.75 for the first twelve (12) months, beginning in April 2025, increasing each year thereafter. The total rent for the entire lease term was $162,435. The lease was cancelled without penalty on December 31, 2025.

Lease expense for the years ended December 31, 2025 and 2024, was $83,115 and $147,575, respectively. The Company has multiple short term rental arrangements that are not captured under ASC 842. Those payments are  expensed as incurred and included in the total lease expense for each year.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

 During the year ended December 31, 2025, the Company sold 608,731 shares of common stock from its ATM Offering, for total proceeds of $887,786.

During the year ended December 31, 2025, there was a decrease to additional paid in capital for Series A preferred stock dividend expense of $30,630.

During the year ended December 31, 2025, there was an increase to additional paid in capital for stock option expense of $135,500.

During the year ended December 31, 2025, the Company issued 400,000 shares of common stock for payment of various accounts payable and the VFS loan (Note 7) totaling $696,000. The shares were valued at $1.87, the closing stock price on the date of grant, for a total value of $748,000. The Company recorded a loss on the extinguishment of debt of $52,000. During Q4 VFS decided not to accept the shares and the debt of $216,684 was put back on the books.  The shares are still issued and outstanding and being held by a third party.

During the year ended December 31, 2025, the Company issued 250,000 shares of common stock for payment of $270,235 of legal fees. $107,469 was applied to accounts payable and $162,766 has been debited to prepaid expenses.

During the year ended December 31, 2025, the Company issued 370,000 shares of common stock for services. The shares were valued at $1.26, the closing stock price on the date of grant, for a total value of $466,200.

Refer to Note 13 for common stock issued to related parties.

NOTE 12 – PREFERRED STOCK

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share.

The Company amended the conversion price of its Series A Convertible Preferred Stock from $90 per share to $1.00 per share on May 28, 2025. The closing stock price on May 27, 2025 was $1.50 per share. The Company and the preferred shareholder, an affiliate of the Company, agreed to convert the preferred stock at its stated value of $1,021,000 and accrued dividends of $529,000 (totaling a stated value of $1,550,000) into 1,550,000 common shares. The modification increased the intrinsic value to preferred stockholders by approximately $775,000 which has been recorded as a deemed dividend in accordance with ASC 260-10-45-15. The deemed dividend reduced net income available to common stockholders in the calculation of basic and diluted earnings per share for the year ended December 31, 2025.

Refer to Note 13 for preferred stock transactions with related parties.

As of December 31, 2025 and 2024 there were 0 and 1,021 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On January 16, 2024, the Company issued 39,211 shares of common stock to Mr. Smith. The shares were issued for bonus compensation of $300,000 that was accrued as of December 31, 2023 (see Note 13).

On January 16, 2024, the Company issued 78,421 shares of common stock to Mr. Yakov. The shares were issued for bonus compensation of $600,000 that was accrued as of December 31, 2023 (see Note 13).

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 118,792 shares of common stock for $4,079.

On January 24, 2024, Mr. Smith exercised options to purchase a total of 38,107 shares of common stock for $2,761.

During the years ended December 31, 2025 and 2024, the Company accrued $30,630 and $124,903, respectively, for dividends on the Series A preferred stock held by Mr. Yakov. On June 2, 2025, Mr. Yakov converted $529,000 of the accrual into 529,000 shares of common stock and forgave the remaining $45,139, which was credited to additional paid in capital. As of December 31, 2025 and 2024, total accrued dividends on the Series A preferred stock due to Mr. Yakov is $0 and $543,509, respectively.

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

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov whereby Yakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is 12% and it matures on August 12, 2025. On August 12, 2025, Yakov Holdings, LLC agreed to extend the note to mature on August 12, 2026.  In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company. As of December 31, 2025 and 2024, the amount due to Yakov Holdings, LLC is $167,315 and $1,203,960, respectively.

On April 21, 2025 the Company agreed to convert the certain obligations owed to Ronny Yakov, Yakov Holdings, LLC and Patrick Smith at $1.00 per share. The common stock price was $1.04 per share. As a result, the Company recorded a loss on conversion of $175,763 during the year ended December 31, 2025. The following is a summary of the obligations subject to conversion:

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

Refer to Note 8 for options to purchase shares of common stock issued to related parties.

On June 2, 2025, Mr. Yakov converted the 1,021 shares of Series A held into 1,021,000 shares of common stock and the accrued dividends of $529,000 into 529,000 shares of common stock. The excess of the accrued dividend of $574,139 over the accrued dividend converted of $529,000 was forgiven and reflected as a contribution to equity of $45,139.

On June 2, 2025, Mr. Yakov converted $1,772,529 of principal and interest into 1,772,529 shares of common stock. As of December 31, 2025 and 2024, the amount due to Yakov Holdings, LLC is $167,315 and $1,203,960, respectively.

During the years ending December 2025 and 2024, Mr. Yakov made payments on behalf of the Company in the amount of $495,429 and $1,191,282, respectively.

On June 2, 2025, Mr. Smith converted $69,642 of principal and interest into 69,642 shares of common stock.

On June 2, 2025, Mr. Smith converted $510,417 and $150,000 of accrued salary and bonus, respectively, into 660,417 shares of common stock.

On June 2, 2025, Mr. Yakov converted $1,062,500 and $300,000 of accrued salary and bonus, respectively, into 1,362,500 shares of common stock.

During the year ending December 31, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $70,700.

During the year ending December 31, 2025, the Company issued an additional 50,000 shares of common stock to its CFO for services. The shares were valued at $1.26, the closing stock price on the date of grant, for total non-cash expense of $63,000.

During the year ended December 31, 2025, the Company issued 32,000 shares of common stock to its directors for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $64,640.

On October 14, 2025, the Company’s Board of Directors approved, and on November 14, 2025 the Company entered into, an amended and restated employment agreement (the “Employment Agreement”) with its Chairman, President and Chief Executive Officer, Ronny Yakov (the “Executive”). The Employment Agreement supersedes the prior agreement dated January 3, 2022 and has an initial term through December 31, 2030, with automatic one-year renewals thereafter unless terminated in accordance with its terms.

Pursuant to the Employment Agreement, the Executive is entitled to an annual base salary of $800,000, subject to annual increases of 3% beginning January 1, 2026. The Executive is also eligible to receive an annual performance-based bonus with a target amount of $400,000, which is likewise subject to annual increases of 3%. In addition, the Executive is eligible to receive transaction-based compensation, including (i) an acquisition bonus equal to 2% of the purchase price of certain qualifying acquisitions and (ii) milestone bonuses generally equal to 1% of the value of specified corporate transactions or events, as defined in the Employment Agreement.

The Employment Agreement provides for annual equity awards consisting of stock options to purchase not less than 200,000 shares of the Company’s common stock, with an exercise price of $0.01 per share, subject to vesting conditions. All unvested equity awards will accelerate upon a change in control of the Company.

The Executive is also entitled to participate in the Company’s benefit plans, receive a monthly automobile allowance of $3,500, and be reimbursed for reasonable business expenses.

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

Company management has recognized a liability for the $2,000,000 contingent payment amount as of December 31, 2025 and 2024. Legal proceedings regarding this matter began in 2022 and have continued through 2025.

NOTE 15 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31:

	2025	2024
Deferred Tax Assets:
NOL Carryover	$11,836,900	$9,602,900
Allowance for Doubtful Accounts	56,100	56,100
Depreciation and amortization	3,349,400	4,135,700)
Less valuation allowance	(15,242,400)	(13,794,700)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	For The Years Ended December 31,
	2025		2024
Expected federal tax (expense) benefit	$1,234,000	21.0%	$2,357,000	21.0%
Expected state tax (expense) benefit	352,000	6.0%	674,000	6.0%
Stock based compensation	(36,600)	(0.9)%	(109,800)	(1.0)%
NOLs expired	(103,600)	(1.8)%	-	-%
Nondeductible expenses and other	900	-%	(900)	-%
Increase in valuation allowance	(1,446,700)	(24.3)%	(2,920,300)	(26.0)%
Total provision for income taxes	$-	-	$-	-

At December 31, 2025, the Company had operating loss carry forwards of approximately $43,800,000, of which $2,250,000 expire from 2025 – 2040, and no expiration on the remaining amount. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

There is a full valuation allowance as of December 31, 2025 and 2024 which may be reversed in future periods at a point when the Company can make the determination that the recoverability will be probable. The valuation allowance for deferred tax assets increased by approximately $1,429,200 and $2,920,300 during the years ended December 31, 2025 and 2024, respectively.

The United States Federal and applicable state returns from 2018 forward are still subject to tax examination by the United States Internal Revenue Service; however, the Company does not currently have any ongoing tax examinations.

NOTE 16 – SEGMENTS

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Bitcoin Mining and Fintech Services. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and expenses of our two operating segments to assess the performance of the business of our reportable operating segments.

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$15,751	$26	$15,777
Accounts receivable, net	17,430	—	17,430
Prepaid expenses	162,766	—	162,766
Other receivables	430,232	398,983	829,215
Other current assets	—	25,444	25,444
Total Current Assets	626,179	424,453	1,050,632

Other Assets:
Property and equipment, net	—	2,725,120	2,725,120
Goodwill	8,139,889	—	8,139,889
Other long-term assets	380,952	—	380,952
Total Other Assets	8,520,841	2,725,120	11,245,961

TOTAL ASSETS	$9,147,020	$3,149,573	$12,296,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	3,780,116	682,134	4,462,250
Accrued expenses	817,600	—	817,600
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	167,315	—	167,315
Note payable – current portion	216,684	—	216,684
Due to/from intercompany	(24,067,037)	24,067,037	—
Total Current Liabilities	(17,058,303)	24,749,171	7,690,868
Total Liabilities	(17,058,303)	24,749,171	7,690,868

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	944	—	944
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	79,163,627	—	79,163,627
Accumulated deficit	(52,849,260)	(21,599,598)	(74,448,858)
Total stockholders’ equity (deficit)	26,205,323	(21,599,598)	4,605,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,147,020	$3,149,573	$12,296,593

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$7,936,768	$—	$7,936,768
Merchant equipment rental and sales	28,720	—	28,720
Revenue, net - bitcoin mining	—	210,256	210,256
Other revenue from monthly recurring subscriptions	302,241	—	302,241
Digital product revenue	198,922	—	198,922
Total revenue	8,466,651	210,256	8,676,907

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	7,528,415	—	7,528,415
Depreciation expense	—	507,393	507,393
Salaries and wages	1,997,044	996,648	2,993,692
Professional fees	736,215	198,861	935,076
General and administrative expenses	1,399,386	478,307	1,877,693
Total operating expenses	11,661,060	2,181,209	13,842,269

Loss from operations	(3,194,409)	(1,970,953)	(5,165,362)

Other income (expense):
Interest expense	(395,645)	(281)	(395,926)
Loss on conversion related party	(175,763)	—	(175,763)
Loss on settlement of accounts payable and debt	(52,000)	—	(52,000)
Loss on settlement of lawsuit	(85,000)	—	(85,000)
Total other income	(708,408)	(281)	(708,689)

Net loss	(3,902,817)	(1,971,234)	(5,874,051)

Preferred dividends (related party)	(30,630)	—	(30,630)
Deemed dividend – preferred stock	(775,000)	—	(775,000)

Net Loss Applicable to Common Stockholders’	$(4,708,447)	$(1,971,234)	$(6,679,681)

The following tables detail revenue, operating expenses, and assets for the Company’s reportable segments for the year ended December 31, 2024.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$27,125	$311	$27,436
Accounts receivable, net	100,621	—	100,621
Prepaid expenses	18,075	—	18,075
Other receivables	200,592	398,983	599,575
Total Current Assets	346,413	399,294	745,707

Other Assets:
Property and equipment, net	—	3,254,039	3,254,039
Intangible assets, net	3,724	—	3,724
Goodwill	8,139,889	—	8,139,889
Operating lease right-of-use assets	140,218	—	140,218
Other long-term assets	395,952	—	395,952
Total Other Assets	8,679,783	3,254,039	11,933,822

TOTAL ASSETS	$9,026,196	$3,653,333	$12,679,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$31,750	$—	$31,750
Accounts payable	3,666,838	549,356	4,216,194
Accrued expenses	1,080,863	70,940	1,151,803
Preferred dividend payable (related party)	543,509	—	543,509
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	1,171,960	32,000	1,203,960
Operating lease liability – current portion	46,491	—	46,491
Note payable – current portion	202,939	—	202,939
Due to/from intercompany	(22,629,401)	22,629,401	—
Total Current Liabilities	(13,885,051)	23,281,697	9,396,646
Long Term Liabilities:
Operating lease liability – net of current portion	93,869	—	93,869
Total Liabilities	(13,791,182)	23,281,697	9,490,515

Stockholders’ Equity:
Series A Preferred stock	10	—	10
Common stock	228	—	228
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	71,098,571	—	71,098,571
Accumulated deficit	(48,171,443)	(19,628,364)	(67,799,807)
Total stockholders’ equity	22,817,378	(19,628,364)	3,189,014
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,026,196	$3,653,333	$12,679,529

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$9,684,152	$—	$9,684,152
Merchant equipment rental and sales	75,575	—	75,575
Revenue, net - bitcoin mining	—	413,332	413,332
Other revenue from monthly recurring subscriptions	521,268	—	521,268
Digital product revenue	2,144,661	—	2,144,661
Total revenue	12,425,656	413,332	12,838,988

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	10,669,238	—	10,669,238
Amortization expense	83,810	449,995	533,805
Depreciation expense	73,319	2,542,818	2,616,137
Salaries and wages	1,932,528	1,000,420	2,932,948
Professional fees	1,601,566	337,976	1,939,542
General and administrative expenses	2,098,120	763,180	2,861,300
Impairment expense	—	2,962,469	2,962,469
Total operating expenses	16,458,581	8,056,858	24,515,439

Loss from operations	(4,032,925)	(7,643,526)	(11,676,451)

Other income (expense):
Realized gain on sale of bitcoin	—	222,751	222,751
Realized gain on investment	—	274,731	274,731
Interest expense	(45,942)	—	(45,942)
Total other income	(45,942)	497,482	451,540

Net loss	(4,078,867)	(7,146,044)	(11,224,911)

Preferred dividends (related party)	(124,903)	—	(124,903)

Net Loss Applicable to Common Stockholders’	$(4,203,770)	$(7,146,044)	$(11,349,814)

NOTE 17 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of December 31, 2025 and 2024. Legal proceedings regarding this matter began in 2022 and have continued through 2025, see Note 14.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through, March 31, 2026, the date that the financial statements were issued and has determined that is has the following material subsequent events to disclose in these financial statements.

On January 22, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell, in a registered direct offering, 2,166,666 shares of common stock and, in a concurrent private placement, warrants to purchase up to 2,166,666 additional shares of common stock at a combined purchase price of $0.60 per share and accompanying warrant. The warrants have an exercise price of $0.78 per share, are exercisable beginning six months after issuance, and expire five years from the date of issuance. The offering closed on January 26, 2026, generating aggregate net proceeds of approximately $1.3 million, before deducting placement agent fees and other offering expenses. The shares were issued pursuant to an effective shelf registration statement on Form S-3, while the warrants were issued in a private placement.

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating aggregate net proceeds of approximately $3.0 million, before fees and expenses.

Subsequent to December 31, 2025, the Company issued 900,000 shares of common stock to settle accounts payable of approximately $1,134,000.

Subsequent to December 31, 2025, the Company purchased back 11,627 shares of common stock from Maxim Group LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

During the fiscal year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)
Ronny Yakov	67	Chief Executive Officer and Chairman of the Board of Directors
Rachel Boulds	56	Chief Financial Officer
Patrick Smith	53	Vice President, Finance
Ehud Ernst	66	Director and Chairman of the Audit Committee
Amir Sternhell	64	Director
Alina Dulimof	59	Director

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total
Ronny Yakov,	2025	$750,000	$300,000	$0	$135,500	$0	$0	$42,000	$1,227,500
CEO, Chairman	2024	$750,000	$300,000	$0	$406,500	$0	$0	$30,000	$1,486,500
Patrick Smith,	2025	$350,000	$150,000	$0	$0	$0	$0	$0	$500,000
Vice President	2024	$350,000	$150,000	$0	$0	$0	$0	$0	$500,000
Rachel Boulds,	2025	$36,000	$0	$133,700	$0	$0	$0	$0	$169,700
CFO	2024	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Car allowance

(2)	Stock based compensation reflects fair value of options granted during the years ended December 31, 2024, each with an exercise price of $0.01.

(3)	Salaries are paid when funds are available. Any unpaid amounts are accrued.

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

On October 14, 2025, the Company’s Board of Directors approved, and on November 14, 2025 the Company entered into, an amended and restated employment agreement (the “Employment Agreement”) with its Chairman, President and Chief Executive Officer, Ronny Yakov (the “Executive”). The Employment Agreement supersedes the prior agreement dated January 3, 2022 and has an initial term through December 31, 2030, with automatic one-year renewals thereafter unless terminated in accordance with its terms.

Pursuant to the Employment Agreement, the Executive is entitled to an annual base salary of $800,000, subject to annual increases of 3% beginning January 1, 2026. The Executive is also eligible to receive an annual performance-based bonus with a target amount of $400,000, which is likewise subject to annual increases of 3%. In addition, the Executive is eligible to receive transaction-based compensation, including (i) an acquisition bonus equal to 2% of the purchase price of certain qualifying acquisitions and (ii) milestone bonuses generally equal to 1% of the value of specified corporate transactions or events, as defined in the Employment Agreement.

The Employment Agreement provides for annual equity awards consisting of stock options to purchase not less than 200,000 shares of the Company’s common stock, with an exercise price of $0.01 per share, subject to vesting conditions. All unvested equity awards will accelerate upon a change in control of the Company.

The Executive is also entitled to participate in the Company’s benefit plans, receive a monthly automobile allowance of $3,500, and be reimbursed for reasonable business expenses.

Outstanding Equity Awards at Fiscal Year-End

Pursuant to the Yakov Agreement , Mr. Yakov holds options to purchase up to 20,000 shares of common stock of the Company at an exercise price of $0.10 per share.

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

Director Compensation

Our directors are entitled to the following fixed compensation for their services as directors during the fiscal year ended December 31, 2025.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Alina Dulimof	$10,000	$20,200	$0	$0	$0	$0	$30,200
Ehud Ernst	$14,000	$24,240	$0	$0	$0	$0	$38,240
Amir Sternhell	$10,000	$20,200	$0	$0	$0	$0	$30,200

Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties.

(1)	Beginning in 2024, two Directors will receive a fee equal to $10,000 per year and one will receive $14,000, payable in four installments on January 1, April 1, July 1 and October 1 of each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o The OLB Group, Inc., 1120 Avenue of the Americas, 4th Floor, New York, NY.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**		Percent of Common Stock Beneficially Owned(1)**	Number of Voting Shares Beneficially Owned**		Percent of Voting Shares Beneficially Owned(3)**
5% Beneficial Owners

Directors and Officers
Ronny Yakov	4,398,014	(1)	36.7%	4,398,014	(1)	36.7%
Rachel Boulds	50,083		*	50,083		*
Patrick Smith	830,784		6.9%	830,784		6.9%
Alina Dulimof	15,212		*	15,212		*
Ehud Ernst	12,000		*	12,000		*
Amir Sternhell	16,045		*	16,045		*
All directors and executive officers as a group (6 persons)	5,322,138		44.6%	5,322,138		44.6%

*	Less than 1%.

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

(1)	Includes (i) 4,378,014 shares of common stock, and (ii) 20,000 vested options,

Item 13. Certain Relationships and Related Transactions, and Director Independence

We are a party to certain related party transactions, as described below.

On January 24, 2024, Mr. Yakov exercised options to purchase a total of 118,792 post-split for $4,079 (see Note 9 and Note 14).

On January 24, 2024, Mr. Smith exercised options to purchase a total of 38,107 post-split for $2,761.

During the year ended December 31, 2024, the Company accrued $124,903 for dividends on the Series A preferred stock held by Mr. Yakov. As of December 31, 2024 total accrued dividends on the Series A preferred stock due to Mr. Yakov was $543,509.

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

On April 21, 2025 the Company agreed to convert the certain obligations owed to Ronny Yakov, Yakov Holdings, LLC and Patrick Smith at $1.00 per share. The common stock price was $1.04 per share. As a result, the Company recorded a loss on conversion of $175,763 during the year ended December 31, 2025. The following is a summary of the obligations subject to conversion:

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

On June 2, 2025, Mr. Yakov converted $1,772,529 of principal and interest into 1,772,529 shares of common stock. As of December 31, 2025 and 2024, the amount due to Yakov Holdings, LLC is $167,315 and $1,203,960, respectively.

On June 2, 2025, Mr. Smith converted $69,642 of principal and interest into 69,642 shares of common stock.

On June 2, 2025, Mr. Smith converted $510,417 and $150,000 of accrued salary and bonus, respectively, into 660,417 shares of common stock.

On June 2, 2025, Mr. Yakov converted $1,062,500 and $300,000 of accrued salary and bonus, respectively, into 1,362,500 shares of common stock.

During the year ending December 31, 2025, the Company issued 35,000 shares of common stock to its CFO for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $70,700.

During the year ending December 31, 2025, the Company issued an additional 50,000 shares of common stock to its CFO for services. The shares were valued at $1.26, the closing stock price on the date of grant, for total non-cash expense of $63,000.

During the year ended December 31, 2025, the Company issued 32,000 shares of common stock to its directors for services. The shares were valued at $2.02, the closing stock price on the date of grant, for total non-cash expense of $64,640.

On October 14, 2025, the Company’s Board of Directors approved, and on November 14, 2025 the Company entered into, an amended and restated employment agreement (the “Employment Agreement”) with its Chairman, President and Chief Executive Officer, Ronny Yakov (the “Executive”). The Employment Agreement supersedes the prior agreement dated January 3, 2022 and has an initial term through December 31, 2030, with automatic one-year renewals thereafter unless terminated in accordance with its terms.

Pursuant to the Employment Agreement, the Executive is entitled to an annual base salary of $800,000, subject to annual increases of 3% beginning January 1, 2026. The Executive is also eligible to receive an annual performance-based bonus with a target amount of $400,000, which is likewise subject to annual increases of 3%. In addition, the Executive is eligible to receive transaction-based compensation, including (i) an acquisition bonus equal to 2% of the purchase price of certain qualifying acquisitions and (ii) milestone bonuses generally equal to 1% of the value of specified corporate transactions or events, as defined in the Employment Agreement.

The Employment Agreement provides for annual equity awards consisting of stock options to purchase not less than 200,000 shares of the Company’s common stock, with an exercise price of $0.01 per share, subject to vesting conditions. All unvested equity awards will accelerate upon a change in control of the Company.

The Executive is also entitled to participate in the Company’s benefit plans, receive a monthly automobile allowance of $3,500, and be reimbursed for reasonable business expenses.

During the years ended December 31, 2025 and 2024, Mr. Yakov made payments on behalf of the Company in the amount of $560,832 and $1,191,282, respectively. As of December 31, 2024, the Company owes Mr. Yakov $167,315.

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

Item 14. Principal Accountant Fees and Services

The following table describes fees for professional audit services rendered and billed by RBSM, LLP, our present independent registered public accounting firm and principal accountant, for audit services of our consolidated financial statements and for other services during fiscal year 2024 and for professional audit services rendered and billed by Mac Accounting Group & CPAs, LLP for the audit of our consolidated financial statements and for other services during fiscal years 2025 and 2024.

Type of Fee – Billed by RBSM, LLP,	2025	2024
Audit Fees(1)	$134,000	$56,500
Audit Related Fees(2)	$45,000	$—
Total	$179,000	$56,500

Type of Fee – Billed by Mac Accounting Group & CPAs, LLP,	2025	2024
Audit Fees(1)	$6,210	$12,000
All Other Fees(2)	$10,725	$17,500
Total	$16,935	$29,500

(1)	Audit fees for fiscal years 2025 and 2024 represent fees billed for services rendered by RBSM, LLP and Mac Accounting Group & CPAs, LLP, for the audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q.

(2)	All other fees for fiscal years 2025 and 2024 represent fees billed for services rendered by Mac Accounting Group & CPAs, LLP in connection with comfort letters and registration statements filed during each respective fiscal year.

Our Audit Committee has determined that the services provided by the Auditor are compatible with maintaining the independence of the Auditor as our independent registered public accounting firm.

The Board has established pre-approval policies and procedures pursuant to which the Board approved the foregoing audit, tax and non-audit services provided by the Auditor in 2024 and 2025. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. Fee estimates for these services are approved by the Chairman of the Board based on information provided by our management.

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

PART IV

Item 15. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of the Company(2)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock(2)
4.1	Form of Warrant.(3)
4.2	Form of Pre-Funded Warrant.(4)
4.3	Form of Warrant.(4)
4.4	Description of Registered Securities(5)
10.1	Form of 2020 Equity Incentive Plan(6)
10.2	Asset Purchase Agreement dated November 24, 2021 by and between the Company and FFS Data Corporation(7).
10.3	Services Agreement between Executive Workspace LLC d/b/a Elevated NY and The OLB Group, Inc.(8)
10.4	Contract for Sale of Realty between Madison Haywood Developmental Services, Inc. and DMINT Real Estate Holdings, Inc. (8)
10.5	Amendment No. 2 to Employment Agreement dated November 14, 2025 by and between the Company and Ronny Yakov (11)
10.6	Secured Convertible Promissory Note Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and The OLB Group, Inc. (9)
10.7	Security Agreement dated August 12, 2024 by and between Yakov Holdings, LLC and the OLB Group, Inc. (10)
10.8	Placement Agency Agreement, dated January 22, 2026, by and between The OLB Group, Inc. and D. Boral Capital LLC. (3)
10.9	Form of Securities Purchase Agreement, dated January 22, 2026.(3)
10.10	Placement Agency Agreement, dated February 18, 2026, by and between The OLB Group, Inc. and D. Boral Capital LLC.(4)
10.11	Form of Securities Purchase Agreement, dated February 18, 2026.(4)
10.12	Form of Registration Rights Agreement, dated February 18, 2026. (4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
97.1	Clawback Policy(5)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed with Form 10-K on March 30, 2023.

(2)	Previously file with Form 8-K filed August 12, 2020.

(3)	Incorporated by reference to Form 8-K filed January 26, 2026.

(4)	Incorporated by reference to Form 8-K filed February 23, 2026.

(5)	Previously filed with Form 10-K on April 15, 2024.

(6)	Previously filed with Form S-1 on June 8, 2020.

(7)	Incorporated by reference to Form 8-K filed November 30, 2021.

(8)	Incorporated by reference to Form 8-K filed August 16, 2022.

(9)	Previously filed with Form 10-Q on August 14, 2024.

(10)	Previously filed with Form 10-Q on August 14, 2024.

(11)	Previously filed with Form 10-Q on November 14, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The OLB Group, Inc.

Date: March 31, 2026	BY:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

Date: March 31, 2026	BY:	/s/ Rachel Boulds
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

Signature	Title	Date

/s/ Ronny Yakov	Chief Executive Officer and Chairman	March 31, 2026
Ronny Yakov

/s/ Ehud Ernst	Director and Chairman of the Audit Committee	March 31, 2026
Ehud Ernst

/s/ Amir Sternhell	Director	March 31, 2026
Amir Sternhell

/s/ Alina Dulimof	Director	March 31, 2026
Alina Dulimof