Form 10-Q
period 2026-03-31
OLB GROUP, INC.
filed 2026-05-18
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 14,664,930 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,327,723	$15,777
Accounts receivable, net	16,139	17,430
Prepaid expenses	441,016	162,766
Other receivables	876,215	829,215
Other current assets	73,664	25,444
Total Current Assets	3,734,757	1,050,632

Other Assets:
Property and equipment, net	2,721,710	2,725,120
Goodwill	8,139,889	8,139,889
Other long-term assets	380,952	380,952
Total Other Assets	11,242,551	11,245,961

TOTAL ASSETS	$14,977,308	$12,296,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$27,019
Accounts payable	3,722,811	4,462,250
Accrued expenses	819,488	817,600
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	124,815	167,315
Note payable – current portion	182,684	216,684
Total Current Liabilities	6,876,817	7,690,868
Long Term Liabilities:

Total Liabilities	6,876,817	7,690,868

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,505,788 and 9,450,749 shares issued, 12,493,171 and 9,438,132 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,250	944
Common stock to be issued	130,120	—
Treasury stock, at cost, 12,617 shares at March 31, 2026 and December 31, 2025	(109,988)	(109,988)
Additional paid-in capital	83,605,549	79,163,627
Accumulated deficit	(75,526,440)	(74,448,858)
Total Stockholders’ Equity	8,100,491	4,605,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,977,308	$12,296,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Transaction and processing fees	$1,517,771	$2,058,277
Merchant equipment rental and sales	—	12,124
Revenue, net - bitcoin mining	48,220	85,482
Other revenue from monthly recurring subscriptions	25,936	72,637
Digital product revenue	64,417	93,016
Total revenue	1,656,344	2,321,536

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,481,251	1,808,814
Amortization expense	—	3,972
Depreciation expense	3,410	258,349
Salaries and wages	669,437	531,356
Professional fees	142,405	77,573
General and administrative expenses	629,729	490,151
Total operating expenses	2,926,232	3,170,215

Loss from operations	(1,269,888)	(848,679)

Other income (expense):
Interest expense	(100)	(225,319)
Gain on settlement of accounts payable and debt	192,406	—
Other expense	—	(15,000)
Total other income (expense)	192,306	(240,319)

Net loss before income taxes	(1,077,582)	(1,088,998)

Income tax expense	—	—

Net loss	(1,077,582)	(1,088,998)

Preferred dividends (related party)	—	(30,630)

Net Loss Applicable to Common Stockholders	$(1,077,582)	$(1,119,628)

Net loss per common share, basic and diluted	$(0.08)	$(0.47)

Weighted average shares outstanding, basic and diluted	12,890,622	2,360,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock To be	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Issued	Stock	Deficit	Total
Balance at December 31, 2025	—	$—	9,438,132	$944	79,163,627	$—	$(109,988)	$(74,448,858)	$4,605,725
Common stock issued for services – related party	—	—	—	—	—	130,120	—	—	130,120
Common stock issued for accounts payable	—	—	550,000	55	437,270	—	—	—	437,325
Common stock issued for services	—	—	350,000	35	278,215	—	—	—	278,250
Common stock issued for cash	—	—	2,166,666	217	1,096,783	—	—	—	1,097,000
Prefunded warrants sold for cash	—	—		—	2,619,713	—	—	—	2,619,713
Shares returned and cash returned	—	—	(11,627)	(1)	9,941	—	—	—	9,940
Net loss	—	—	—	—	—	—		(1,077,582)	(1,077,582)
Balance at March 31, 2026	—	$—	12,493,171	$1,250	$83,605,549	$130,120	$(109,988)	$(75,526,440)	$8,100,491

	Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	1,021	10	2,277,313	$228	$71,098,571	$(109,988)	$(67,799,807)	$3,189,014
Common stock sold for cash	—	—	90,762	9	187,904		—	187,913
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	(30,630)
Stock-based compensation	—	—	—	—	33,875	—	—	33,875
Net loss	—	—	—	—	—	—	(1,088,998)	(1,088,998)
Balance at March 31, 2025	1,021	$10	2,368,075	$237	$71,289,720	$(109,988)	$(68,888,805)	$2,291,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,077,582)	$(1,088,998)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,410	262,073
Stock based compensation – related party	—	33,875
Common stock issued for services – related party	130,120	—
Gain on settlement of accounts payable and debt	(192,406)	—
Operating lease expense, net of repayment	—	423
Changes in assets and liabilities:
Accounts receivable	1,291	(27,067)
Prepaid expenses and other current assets	(95,220)	(66,958)
Other long-term assets	—	8,771
Accounts payable	(109,708)	315,297
Accrued interest – related party	—	225,319
Accrued expenses	1,888	181,423
Net cash used in operating activities	(1,338,207)	(155,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	28,671
Common stock sold for cash	1,097,000	187,913
Advances from related party	2,500	18,881
Repayments to related party	(45,000)	(38,881)
Proceeds from the sale of prefunded warrants	2,619,713	—
Returned cash settlement	9,940	—
Repayments on note payable	(34,000)	(38,838)
Net cash provided by financing activities	3,650,153	157,746

Net change in cash	2,311,946	1,904
Cash – beginning of period	15,777	27,436
Cash – end of period	$2,327,723	$29,340

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Preferred stock dividends	$—	$30,630
Common stock issued for prepaid services	$278,250	$—
Common stock issued for settlement of accounts payable and debt	$437,325	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB”, the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates revenue through two business segments: Fintech Services and Bitcoin Mining.

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

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of LLC. On May 23, 2025, the Company and Cuentas entered into a settlement in connection with the Membership Interest Purchase Agreement. As a result, the Company recognized a $111,000 gain on settlement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ending March 31, 2026 and not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants’ assumptions that are reasonably available.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2026 and December 31, 2025, the Company had $1,926,592 and $0, respectively, of cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of March 31, 2026 and December 31, 2025 (see Note 14).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the three months ended March 31, 2026 and March 31, 2025 does not include warrants to acquire 6,334,499 and 856,313, respectively, shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for the three months ended March 31, 2026 and 2025, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

Bitcoin

The Company obtains bitcoin through its mining activities, which is accounted for in connection with our revenue recognition policy. The bitcoin held is recorded as other assets in the Consolidated Balance Sheets and is accounted for as indefinite-lived intangible assets initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other”. The use of bitcoin is accounted for in accordance with the first-in, first-out method of accounting. We do not amortize our bitcoin but assess the value for impairment as further discussed in our impairment policy.

At March 31, 2026 and December 31, 2025, the carrying value of the Company’s bitcoin was $47,891 and $7, respectively. As of March 31, 2026, the Company had 0.70 bitcoin on hand which had a fair value of $47,891 based on the price of bitcoin of approximately $68,233. As of December 31, 2025, the Company had 0.0001 bitcoin on hand which had a fair value of $6.61 based on the price of bitcoin of approximately $87,509.

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

A summary of goodwill as of March 31, 2026, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of March 31, 2026	$8,139,889

Accounts Receivable

Accounts receivable represents contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of March 31, 2026 and December 31, 2025, respectively. This balance represents an amount related to the ongoing lawsuit with FFS. At March 31, 2026, the loan was not considered to be in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the three months ended March 31, 2026 and 2025 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of March 31, 2026 and 2025.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended March 31,
	2026	2025
Transaction and processing fees	$1,517,771	$2,058,277
Merchant equipment rental and sales	—	12,124
Revenue, net - bitcoin mining	48,220	85,482
Other revenue from monthly recurring subscriptions	25,936	72,637
Digital product revenue	64,417	93,016
Total revenue	$1,656,344	$2,321,536

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

In retail contracts, the Company is not responsible for merchant underwriting, has no chargeback liability and has no or limited contractual relationship with the merchant. As such, the Company records the net amount it receives from the processor, after interchange and other processing fees, as revenue.

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

Monthly recurring subscriptions

The Company generates recurring revenue through monthly subscriptions for software services.  This service is provided based on an agreement with the customer regarding software services.  Performance obligations are promises in a contract to a customer.  In the subscription model, each billing period represents a performance obligation.  The transaction price is the amount of consideration the Company expects to receive in exchange for transferring goods or services.  For recurring revenue, this is the subscription fee.  The Company allocates to the performance obligation based on the selling price for the subscription. If the criteria for recognizing revenue over time are met, revenue is recognized over the period of performance.  For subscription and recurring fee, this means recognizing revenue each billing period.

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

The performance obligation of the Bitcoin miner under the mining contracts with Foundry Pool USA involves the service of performing hash computations to facilitate the verification of digital asset transactions. The Company’s miners contribute computing power (i.e., hashrate) that perform hash calculations to the mining pool operator, engaging in the process of validating and securing transactions through the generation of Bitcoin hashes. The mining pool then utilizes a specific mining algorithm (e.g. SHA-256) to submit shares (proof of work) to the mining pool’s server as they contribute to solving the Bitcoin puzzles required to mine a block. The Company reviews and analyzes its individual pool performance using a dashboard provided by Foundry Pool USA that includes real-time statistics on hashrate, shares submitted and earnings. The service of performing hash computations in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing these services is the only performance obligation in the Company’s contracts with mining pool operators. The Company performs hash computations for one mining pool operator, Foundry USA. Foundry USA operates its pool on the Full Pay Per Share (FPPS) payout method. FPPS is a variant of the Pay Per Share (PPS) method, where miners receive a fixed payout for each valid share submitted, regardless of whether the pool finds a block.

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of March 31, 2026 and December 31, 2025, customer deposits were $0.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At March 31, 2026, the Company had cash of approximately $2,328,000, accounts receivable of approximately $16,000, prepaid expenses of approximately $441,000, other receivables of $876,000 and other current assets of approximately $74,000. At March 31, 2026, the Company has accounts payable and accrued expenses of approximately $4,542,000. During the first quarter of 2026, the Company raised capital through a direct offering and a PIPE. The total cash to the Company from these transactions totaled over $3,700,000.

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

The Company has reviewed its cash flow activity during the three months ended March 31, 2026 and projected cash flow forecast for remainder of 2026 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. Based on projected cash to be used in operations to be offset by expected proceeds from capital raises, the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Management believes that the Company’s existing cash resources, together with expected capital raises, potential advances under the ATM program, related party financing, and other available funding sources, will be sufficient to support operations through May 15, 2027. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,361,870	2,361,870
Total	11,524,103	11,524,103
Less accumulated depreciation	(8,802,393)	(8,798,983)
Property and Equipment, net	$2,721,710	$2,725,120

Depreciation expense for the three months ended March 31, 2026 and 2025 was $3,410 and $258,349, respectively.

NOTE 5 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the year ended December 31, 2025, the Company made repayments of $38,838. As of March 31, 2026 and December 31, 2025, the note payable balance was $182,684 and $216,684, respectively. This liability was amended on January 7, 2026, and will be paid in monthly installments of $8,000.

NOTE 6 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding December 31, 2025	20,000	$0.10	$10,388
Granted	—
Exercised	—
Expired	—
Options outstanding March 31, 2026	20,000	$0.10	$7,920
Shares exercisable at March 31, 2026	20,000	$0.10	$7,920

During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $33,875, respectively, in stock-based compensation related to the above-mentioned options. As of December 31, 2025 there was $0 of unrecognized expense for the above-mentioned options. The weighted average contractual term of the options outstanding and of the option exercisable were 7.77 years.

NOTE 7 – WARRANTS

On January 22, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of 2,166,666 shares of the Company’s common stock, and, in a concurrent private placement, warrants to purchase up to an aggregate of 2,166,666 shares of Common Stock, at a combined purchase price per share and accompanying warrant of $0.60. The Warrants will be exercisable on the six-month anniversary of issuance, will expire five years following the date of issuance, and have an exercise price of $0.78 per share.

The aggregate fair value of the 2,166,666 warrants totaled $549,358 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.78, 3.82% risk free rate, 110.63% volatility and expected life of the warrants of 5 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital.

On February 18, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell and issue, in a private placement offering, (i) pre-funded warrants to purchase up to 2,857,142 shares of the Company’s common stock and (ii) common warrants to purchase up to 3,571,428 shares of Common Stock, at a combined purchase price per Pre-Funded Warrant and accompanying Warrants of $1.05.

The Pre-Funded Warrants are immediately exercisable, will expire upon exercise in full of all Pre-Funded Warrants and have an exercise price of $0.0001. The Warrants will be exercisable upon the Effective Date (as defined in the Purchase Agreement), will expire on the five-year anniversary of the Effective Date, and have an exercise price of $0.92 per share. The aggregate gross proceeds to the Company from the Offering were approximately $3.0 million, before deducting placement agent fees and other offering expenses.

The aggregate fair value of the 3,571,428 warrants totaled $1,446,782 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.92, 3.66% risk free rate, 127.31% volatility and expected life of the warrants of 5 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital.

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Expired	(259,908)	$81.60
Outstanding, December 31, 2025	596,405	$62.43	0.81
Warrants Issued	8,595,236	0.53	4.87
Outstanding, March 31, 2026	9,191,641	$0.93	4.79

NOTE 8 – OPERATING LEASE

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

Operating lease expense for the three months ended March 31, 2026 and 2025, was $3,361 and $2,907, respectively. The Company has multiple short-term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 22, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell, in a registered direct offering, 2,166,666 shares of common stock and, in a concurrent private placement, warrants to purchase up to 2,166,666 additional shares of common stock at a combined purchase price of $0.60 per share and accompanying warrant. The offering closed on January 26, 2026, generating aggregate net proceeds of approximately $1,096,783, after deducting placement agent fees and other offering expenses. The shares were issued pursuant to an effective shelf registration statement on Form S-3, while the warrants were issued in a private placement.

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating net proceeds of approximately $2,619,713, after deducting placement agent fees and other offering expenses.

On January 21, 2026, the Company issued 550,000 shares of common stock for payment of various accounts payable totaling approximately $518,731. The shares were valued at $0.80, the closing stock price on the date of grant, for a total value of $437,325. The Company recorded a gain on the extinguishment of debt of $81,406.

On January 21, 2026, the Company issued 350,000 shares of common stock for prepaid legal services totaling approximately $278,250. The shares were valued at $0.80, the closing stock price on the date of grant.

During the three months ended March 31, 2026, the Company 11,627 shares of common stock were returned to the Company from Maxim Group LLC.

Refer to Note 11 for common stock issued to related parties.

NOTE 10 – PREFERRED STOCK

On August 7, 2020, we filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of Delaware. The Certificate of Designations will provide that the Company may issue up to 10,000 shares of Series A Preferred Stock at a stated value (the “Stated Value”) of $1,000 per share.

As of March 31, 2026 and December 31, 2025, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov whereby Yakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is 12% and it matures on August 12, 2025. On August 12, 2025, Yakov Holdings, LLC agreed to extend the note to mature on August 12, 2027.  In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company. During the three months ending March 31, 2026, Mr. Yakov advanced the Company $2,500 and received repayments of $45,000. As of March 31, 2026 and December 31, 2025, the amount due to Yakov Holdings, LLC is $124,815 and $167,315, respectively.

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

The Employment Agreement provides for an equity award consisting of 200,000 shares of the Company’s common stock per quarter.

The Executive is also entitled to participate in the Company’s benefit plans, receive a monthly automobile allowance of $3,500, and be reimbursed for reasonable business expenses.

During the three months ended March 31, 2026, the Company granted 200,000 shares of common stock to the CEO pursuant to the terms of their employment agreement. The shares were valued at $0.65, the closing price on the date of grant for total non-cash expense of $130,120. As of March 31, 2026, the shares have not yet been issued by the transfer agent and are disclosed as common stock to be issued.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Company management has recognized a liability for the $2,000,000 contingent payment amount as of March 31, 2026 and December 31, 2025. Legal proceedings regarding this matter began in 2022 and have continued through 2025.

NOTE 13 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For interim periods, the Company computes its income tax provision using an estimated annual effective tax rate, adjusted for discrete items occurring during the period.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit. The Company incurred losses before income taxes of $1,077,582 and $1,088,998 for the three months ended March 31, 2026 and 2025, respectively. The expected tax benefit generated from these losses was fully offset by a valuation allowance against deferred tax assets, resulting in an effective tax rate of 0.0% for each period.

The Company maintains a full valuation allowance against its deferred tax assets, which consist primarily of net operating loss carryforwards and other temporary differences, because management believes it is more likely than not that the deferred tax assets will not be realized. Management evaluates the realizability of deferred tax assets each reporting period based on available evidence, including cumulative losses, projected future taxable income, and tax-planning strategies. There were no material changes to the Company’s deferred tax assets or valuation allowance during the three months ended March 31, 2026.

The Company’s net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code in the event of an ownership change. The Company has not recorded any liability for uncertain tax positions and is not currently under examination by taxing authorities.

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

The following is the balance sheet for the Company’s reportable segments for the three months ended March 31, 2026.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$2,309,764	$17,959	$2,327,723
Accounts receivable, net	16,139	—	16,139
Prepaid expenses	441,016	—	441,016
Other receivables	477,232	398,983	876,215
Other current assets	—	73,664	73,664
Total Current Assets	3,244,151	490,606	3,734,757

Other Assets:
Property and equipment, net	—	2,721,710	2,721,710
Goodwill	8,139,889	—	8,139,889
Other long-term assets	380,952	—	380,952
Total Other Assets	8,520,841	2,721,710	11,242,551

TOTAL ASSETS	$11,764,992	$3,212,316	$14,977,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	3,000,582	722,229	3,722,811
Accrued expenses	791,113	28,375	819,488
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	124,815	—	124,815
Note payable – current portion	182,684	—	182,684
Due to/from intercompany	(24,370,147)	24,370,147	—
Total Current Liabilities	(18,243,934)	25,120,751	6,876,817
Total Liabilities	(18,243,934)	25,120,751	6,876,817

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	1,250	—	1,250
Common stock to be issued	130,120	—	130,120
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	83,605,449	100	83,605,549
Accumulated deficit	(53,617,905)	(21,908,535)	(75,526,440)
Total stockholders’ equity (deficit)	30,008,926	(21,908,435)	8,100,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,764,992	$3,212,316	$14,977,308

The following tables detail revenue and operating expenses for the Company’s reportable segments for the three months ended March 31, 2026.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$1,517,771	$—	$1,517,771
Revenue, net - bitcoin mining	—	48,220	48,220
Other revenue from monthly recurring subscriptions	21,391	4,545	25,936
Digital product revenue	64,417	—	64,417
Total revenue	1,603,579	52,765	1,656,344

Operating expenses:
Processing and servicing costs	1,481,251	—	1,481,251
Depreciation expense	—	3,410	3,410
Salaries and wages	516,278	153,159	669,437
Professional fees	111,336	31,069	142,405
General and administrative expenses	455,665	174,064	629,729
Total operating expenses	2,564,530	361,702	2,926,232

Loss from operations	(960,951)	(308,937)	(1,269,888)

Other income (expense):
Interest expense	(100)	—	(100)
Loss on settlement of accounts payable	192,406	—	192,406
Total other income	192,306	—	192,306

Net loss	(768,645)	(308,937)	(1,077,582)

The following is the balance sheet for the Company’s reportable segments for the year ended December 31, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$15,751	$26	$15,777
Accounts receivable, net	17,430	—	17,430
Prepaid expenses	162,766	—	162,766
Other receivables	430,232	398,983	829,215
Other current assets	—	25,444	25,444
Total Current Assets	626,179	424,453	1,050,632

Other Assets:
Property and equipment, net	—	2,725,120	2,725,120
Goodwill	8,139,889	—	8,139,889
Other long-term assets	380,952	—	380,952
Total Other Assets	8,520,841	2,725,120	11,245,961

TOTAL ASSETS	$9,147,020	$3,149,573	$12,296,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	3,780,116	682,134	4,462,250
Accrued expenses	817,600	—	817,600
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	167,315	—	167,315
Note payable – current portion	216,684	—	216,684
Due to/from intercompany	(24,067,037)	24,067,037	—
Total Current Liabilities	(17,058,303)	24,749,171	7,690,868
Total Liabilities	(17,058,303)	24,749,171	7,690,868

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	944	—	944
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	79,163,627	—	79,163,627
Accumulated deficit	(52,849,260)	(21,599,598)	(74,448,858)
Total stockholders’ equity (deficit)	26,205,323	(21,599,598)	4,605,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,147,020	$3,149,573	$12,296,593

The following tables detail revenue and operating expenses for the Company’s reportable segments for the three months ended March 31, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$2,058,277	$—	$2,058,277
Merchant equipment rental and sales	12,124	—	12,124
Revenue, net - bitcoin mining	—	85,482	85,482
Other revenue from monthly recurring subscriptions	72,637	—	72,637
Digital product revenue	93,016	—	93,016
Total revenue	2,236,054	85,482	2,321,536

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,808,814	—	1,808,814
Amortization expense	3,972	—	3,972
Depreciation expense	—	258,349	258,349
Salaries and wages	255,666	275,690	531,356
Professional fees	69,793	7,780	77,573
General and administrative expenses	380,359	109,792	490,151
Total operating expenses	2,518,604	651,611	3,170,215

Loss from operations	(282,550)	(566,129)	(848,679)

Other income (expense):
Interest expense	(225,319)	—	(225,319)
Other expense	(15,000)	—	(15,000)
Total other income	(240,319)	—	(240,319)

Net loss	(522,869)	(566,129)	(1,088,998)

Preferred dividends (related party)	(30,630)	—	(30,630)

Net Loss Applicable to Common Stockholders’	$(553,499)	$(566,129)	$(1,119,628)

NOTE 15 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of March 31, 2026 and December 31, 2025. Legal proceedings regarding this matter began in 2022 and have continued through 2026, see Note 12.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855 management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

Subsequent to March 31, 2026, 2,159,142 of the prefunded warrants were exercised for shares of common stock for total proceeds of $216.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have integrated all the applications for OmniSoft and the ShopFast Omnicommerce solution with the eVance mobile payment gateway, SecurePay.comTM.. In July 2019, we launched a new merchant and ISO boarding system that will be able to onboard merchants instantly. This provides the merchant with an automated approval and ISOs will have the ability to see all their merchants and their residuals as they load to the system.

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

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. DMint has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focus the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location. As of December 31, 2025, DMINT had 1,000 computers and had 400 computers online and mining for Bitcoin. At March 31, 2026, DMINT had mined 60.71 Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

On August 16, 2022, DMINT Real Estate Holdings, Inc. (“DREH”), a wholly owned subsidiary of DMINT, purchased 4.73 acres of land and a building located at 565 Industrial Park Drive, Selmer, McNairy County, Tennessee for a purchase price of $408,000. DMINT established a Bitcoin mining data center powered on the local power grid. The location is expected to have capacity for up to 5,000 mining machines. The Company plans to complete the buildout of the building to be fully operational with 5,000 machines in 2027 following a spin-off of DMINT into a standalone entity, which is currently in process and has not yet been consummated.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three months ended March 31, 2026.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

For the three months ended March 31, 2026, we had total revenue of $1,656,344 compared to $2,321,536 of revenue for the three months ended March 31, 2025, a decrease of $665,192 or 28.7%. In the current period we earned $1,517,771 in transaction and processing fees, $25,936 in other revenue from monthly recurring subscriptions, $48,220 of revenue from the Cryptocurrency Mining segment and $64,417 of revenue from the sale of digital products. In the prior period we earned $2,058,277 in transaction and processing fees, $12,124 in merchant equipment rental and sales, $72,637 in other revenue from monthly recurring subscriptions, $85,482 of revenue from the Cryptocurrency Mining segment and $93,016 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business. In addition, we had a decrease of revenue from the Cryptocurrency Mining, due to the decline in the value of Bitcoin.

For the three months ended March 31, 2026, we had processing and servicing costs of $1,481,251 compared to $1,808,814 of processing and servicing costs for the three months ended March 31, 2025, a decrease of $327,563 or 18.1%. Processing and servicing costs decreased in conjunction with the decreased revenue and merchant attrition.

Amortization expense for the three months ended March 31, 2026 was $0 compared to $3,972 for the three months ended March 31, 2025, a decrease of $3,972. We recorded amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024 and the remainder in Q1 2025.

Depreciation expense for our Bitcoin Mining Segment was $3,410 for the three months ended March 31, 2026, compared to $258,349, for the three months ended March 31, 2025, a decrease of $254,938 or 98.7%. The decrease in the current period is due to assets being impaired and/or fully depreciated in prior periods.

Salary and wage expense for the three months ended March 31, 2026, was $669,437 compared to $531,356 for the three months ended March 31, 2025, an increase of $138,081 or 26%. In the current period, we granted shares of common stock to our CEO for total non-cash expense of $130,120 in accordance with his new employment agreement.

Professional fees for the three months ended March 31, 2026, were $142,405 compared to $77,573 for the three months ended March 31, 2025, an increase of $64,832 or 83.6%. Professional fees consist mainly of audit and legal fees. The increase in the current period is due to an increase in legal fees.

General and administrative expenses for the three months ended March 31, 2026, was $629,729 compared to $490,151 for the three months ended March 31, 2025, an increase of $139,578 or 28.5%. The increase was mainly due to an increase of approximately $40,100 in utility expense and insurance expense of $69,300.

For the three months ended March 31, 2026, the Company recognized total other income of $192,306, consisting of $100 of interest expense, a $81,406 gain on the settlement of accounts payable through the issuance of common stock, and a $111,000 gain on the settlement of debt. For the three months ended March 31, 2025, we had total other expense of $240,319, which consisted of interest expense of $225,319 and other expense of $15,000.

Our net loss for the three months ended March 31, 2026, was $1,077,582 compared to $1,088,998 for the three months ended March 31, 2025. This was a decrease in our net loss of $11,416.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the three months ended March 31, 2026, we used $1,338,207 of cash in operating activities, which included our net loss of $1,077,582 offset by non-cash reconciling items of $3,410 prepaid, $130,120 stock compensation expense for shares issued and a $192,406 gain on the settlement of accounts payable and debt. There were net changes in operating assets and liabilities of $201,749.

For the three months ended March 31, 2025, we used $155,842 of cash in operating activities, which included our net loss of $1,088,998 offset by $262,073 for amortization and depreciation expense, $423 for lease expense, $33,875 for stock based compensation expense and net changes in operating assets and liabilities of $636,785.

Financing Activities

For the three months ended March 31, 2026, we received net cash of $3,650,153 in financing activities as a result of receiving $2,500 from our CEO, $1,097,000 from the sale of common stock, $2,619,713 from the sale of prefunded warrants and contributed capital of $9,940. We made repayments on our note payable of $34,000 and to our CEO of $45,000.

For the three months ended March 31, 2025, we received net cash of $157,746 in financing activities as a result of receiving $18,881 from our CEO and $187,913 from the sale of common stock, and an increase in our cash overdraft of $28,671. We made repayments on our note payable of $38,838 and to our CEO of $38,881.

Liquidity and Capital Resources

At March 31, 2026, the Company had cash of $2,327,723 and negative working capital of $3,142,060

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

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov whereby the Yakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is twelve percent (12%) and it matures on August 12, 2027. In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company.

During the three months ending March 31, 2026, Mr. Yakov advanced the Company $2,500 and received repayments of $45,000. As of March 31, 2026 and December 31, 2025, the amount due to Yakov Holdings, LLC is $124,815 and $167,315, respectively.

On January 22, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell, in a registered direct offering, 2,166,666 shares of common stock and, in a concurrent private placement, warrants to purchase up to 2,166,666 additional shares of common stock at a combined purchase price of $0.60 per share and accompanying warrant. The offering closed on January 26, 2026, generating aggregate net proceeds of approximately $1,096,783, after deducting placement agent fees and other offering expenses. The shares were issued pursuant to an effective shelf registration statement on Form S-3, while the warrants were issued in a private placement.

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating net proceeds of approximately $2,619,613, after deducting placement agent fees and other offering expenses.

On January 21, 2026, the Company issued 550,000 shares of common stock for payment of various accounts payable totaling approximately $518,731. The shares were valued at $0.80, the closing stock price on the date of grant, for a total value of $437,325. The Company recorded a gain on the extinguishment of debt of $81,406.

On January 21, 2026, the Company issued 350,000 shares of common stock for prepaid legal services totaling approximately $278,250. The shares were valued at $0.80, the closing stock price on the date of grant.

Critical Accounting Policies

Refer to our Form 10-K for the year ended December 31, 2025, for a full discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell, in a registered direct offering, 2,166,666 shares of common stock and, in a concurrent private placement, warrants to purchase up to 2,166,666 additional shares of common stock at a combined purchase price of $0.60 per share and accompanying warrant. The offering closed on January 26, 2026, generating aggregate net proceeds of approximately $1,096,783, after deducting placement agent fees and other offering expenses. The shares were issued pursuant to an effective shelf registration statement on Form S-3, while the warrants were issued in a private placement.

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating net proceeds of approximately $2,619,613, after deducting placement agent fees and other offering expenses.

On January 21, 2026, the Company issued 550,000 shares of common stock for payment of various accounts payable totaling approximately $518,731. The shares were valued at $0.80, the closing stock price on the date of grant, for a total value of $437,325. The Company recorded a gain on the extinguishment of debt of $81,406.

On January 21, 2026, the Company issued 350,000 shares of common stock for prepaid legal services totaling approximately $278,250. The shares were valued at $0.80, the closing stock price on the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
10.1	Amendment No. 3 to Employment Agreement dated May 15, 2026 by and between the Company and Ronny Yakov*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)