Form 10-K/A
period 2025-12-31
OLB GROUP, INC.
filed 2026-08-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 2025

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to

Commission File Number: 000-39435

THE OLB GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-4188568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Avenue of the Americas, 4th Floor, New York, NY 10036

(Address of Principal Executive Offices with Zip Code)

Registrants telephone number, including area code (212) 278-0900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $3,343,377 based on 1,114,459 non affiliate shares outstanding at $3.00 per share, which is the price at which the registrants common shares were last sold on the last business day of the registrants most recently completed second fiscal quarter.

As of August 13, 2026, there were 24,027,930 shares of the registrants common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) to the Annual Report on Form 10-K of The OLB Group, Inc. for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (SEC) on April 1, 2026 (the Original Filing), is being filed solely to file Exhibits 23.1, the consent of RBSM LLP.

In addition, pursuant to the rules of the SEC, the exhibit list included herein reflects currently-dated certifications from the Companys principal executive officer and principal accounting officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing or reflect any events that have occurred after the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

i

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

The OLB Group, Inc.

Date: August 14, 2026	By:	/s/ Ronny Yakov
Ronny Yakov
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer

3