Form 10-Q
period 2026-06-30
OLB GROUP, INC.
filed 2026-08-14
CIK 1314196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 24,020,313 shares of the issuer’s common stock outstanding.

THE OLB GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1,280,226	$15,777
Accounts receivable, net	—	17,430
Prepaid expenses	441,016	162,766
Other receivables	876,199	829,215
Other current assets	100,820	25,444
Total Current Assets	2,698,261	1,050,632

Other Assets:
Property and equipment, net	2,718,298	2,725,120
Goodwill	8,139,889	8,139,889
Other long-term assets	380,952	380,952
Total Other Assets	11,239,139	11,245,961

TOTAL ASSETS	$13,937,400	$12,296,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$27,019
Accounts payable	3,400,805	4,462,250
Accrued expenses	972,498	817,600
Merchant portfolio purchase installment obligation	2,000,000	2,000,000
Related party payable	136,339	167,315
Accrued interest – related party	75,884	—
Note payable – current portion	182,684	216,684
Total Current Liabilities	6,795,229	7,690,868
Long Term Liabilities:

Total Liabilities	6,795,229	7,690,868

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,762,930 and 9,450,749 shares issued, 15,750,313 and 9,438,132 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,576	944
Treasury stock, at cost, 12,617 shares at June 30, 2026 and December 31, 2025	(109,988)	(109,988)
Additional paid-in capital	83,831,829	79,163,627
Accumulated deficit	(76,581,246)	(74,448,858)
Total Stockholders’ Equity	7,142,171	4,605,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,937,400	$12,296,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Transaction and processing fees	$1,169,910	$2,096,342	$2,687,681	$4,154,619
Merchant equipment rental and sales	—	4,563	—	16,687
Revenue, net - cryptocurrency mining	73,241	60,190	121,461	145,672
Other revenue from monthly recurring subscriptions	22,791	70,359	48,727	142,996
Digital product revenue	13,309	35,737	77,726	128,753
Total revenue	1,279,251	2,267,191	2,935,595	4,588,727

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	1,063,595	1,964,314	2,544,846	3,773,128
Amortization and depreciation expense	3,412	—	6,822	3,972
Depreciation expense – cryptocurrency mining	—	120,967	—	379,316
Salaries and wages	812,600	1,052,614	1,482,037	1,583,970
Professional fees	126,264	334,566	268,669	412,139
General and administrative expenses	533,248	491,476	1,162,977	981,627
Total operating expenses	2,539,119	3,963,937	5,465,351	7,134,152

Loss from operations	(1,259,868)	(1,696,746)	(2,529,756)	(2,545,425)

Other income (expense):
Unrealized loss of cryptocurrency	(20,648)	—	(20,648)	—
Interest expense	(75,902)	(169,805)	(76,002)	(395,124)
Loss on conversion related party	—	(175,763)	—	(175,763)
Gain (loss) on settlement of accounts payable and debt	301,612	(52,000)	494,018	(52,000)
Loss on settlement of law suit	—	(30,000)	—	(45,000)
Total other income (expense)	205,062	(427,568)	397,368	(667,887)

Net Loss before income taxes	(1,054,806)	(2,124,314)	(2,132,388)	(3,213,312)

Income tax expense	—	—	—	—

Net Loss	(1,054,806)	(2,124,314)	(2,132,388)	(3,213,312)

Preferred dividends (related parties)	—	—	—	(30,630)
Deemed dividend – preferred stock	—	(775,000)	—	(775,000)
Net Loss Applicable to Common Shareholders	$(1,054,806)	$(2,899,314)	$(2,132,388)	$(4,018,942)

Net loss per common share, basic and diluted	$(0.08)	$(0.66)	$(0.17)	$(3.68)

Weighted average shares outstanding, basic and diluted	14,040,127	4,390,281	12,866,103	1,091,286

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock To be	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Issued	Stock	Deficit	Total
Balance at December 31, 2025	—	$—	9,438,132	$944	79,163,627	$—	$(109,988)	$(74,448,858)	$4,605,725
Common stock issued for services – related party	—	—	—	—	—	130,120	—	—	130,120
Common stock issued for accounts payable	—	—	550,000	55	437,270	—	—	—	437,325
Common stock issued for services	—	—	350,000	35	278,215	—	—	—	278,250
Common stock issued for cash	—	—	2,166,666	217	1,096,783	—	—	—	1,097,000
Prefunded warrants sold for cash	—	—		—	2,619,713	—	—	—	2,619,713
Shares returned and cash returned	—	—	(11,627)	(1)	9,941	—	—	—	9,940
Net loss	—	—	—	—	—	—		(1,077,582)	(1,077,582)
Balance at March 31, 2026	—	—	12,493,171	1,250	$83,605,549	130,120	$(109,988)	(75,526,440)	8,100,491
Common stock issued for services – related party	—	—	400,000	40	226,280	(130,120)	—	—	96,200
Exercise of prefunded warrants	—	—	2,857,142	286	—	—	—	—	286
Net loss	—	—	—	—	—	—	—	(1,054,806)	(1,054,806)
Balance at June 30, 2026	—	$—	15,750,313	$1,576	$83,831,829	$—	$(109,988)	$(76,581,246)	$7,142,171

	Preferred Stock		Common Stock		Additional Paid	Common Stock To be	Treasury	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Issued	Stock	Deficit	Total
Balance at December 31, 2024	1,021	10	2,277,313	$228	$71,098,571	$—	$(109,988)	$(67,799,807)	$3,189,014
Common stock sold for cash	—	—	90,762	9	187,904	—		—	187,913
Preferred stock dividends-related party	—	—	—	—	(30,630)	—	—	—	(30,630)
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Net loss	—	—	—	—	—	—	—	(1,088,998)	(1,088,998)
Balance at March 31, 2025	1,021	10	2,368,075	237	71,289,720	—	(109,988)	(68,888,805)	2,291,174
Common stock issued for accrued salary and loans payable – related party	—	—	3,865,088	386	4,040,805	—	—	—	4,041,191
Common stock to be issued for accounts payable	—	—	—	—	—	748,001	—	—	748,001
Preferred stock converted to common	(1,021)	(10)	1,021,000	102	(92)	—	—	—
Accrued preferred stock dividends converted to common	—	—	529,000	53	528,947	—	—	—	529,000
Preferred stock dividend contributed to capital	—	—	—	—	45,139	—	—	—	45,139
Common stock issued for services – related party	—	—	67,000	7	135,333	—	—	—	135,340
Common stock sold for cash	—	—	517,969	52	699,821	—	—	—	699,873
Stock-based compensation	—	—	—	—	33,875	—	—	—	33,875
Deemed dividend – preferred stock	—	—	—	—	775,000	—	—	(775,000)	—
Net loss	—	—	—	—	—	—	—	(2,124,314)	(2,124,314)
Balance at June 30, 2025	—	$—	8,368,132	$837	$77,548,548	$748,001	$(109,988)	$(71,788,119)	$6,399,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,132,388)	$(3,213,312)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,822	383,288
Stock based compensation – related party	—	67,750
Common stock issued for services – related party	226,320	135,340
(Gain) loss on settlement of accounts payable and debt	(494,018)	52,000
Unrealized loss of cryptocurrency	20,648	—
Operating lease expense, net of repayment	—	472
Loss on conversion related party	—	175,763
Loan extinguishment related expense	—	52,583
Changes in assets and liabilities:
Accounts receivable	17,430	19,581
Prepaid expenses and other current assets	(143,008)	(170,531)
Other long-term assets	—	15,000
Accounts payable	(130,102)	46,618
Accrued interest – related party	75,884	331,359
Accrued expenses	154,898	928,474
Net cash used in operating activities	(2,397,514)	(1,175,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(5,299)
Common stock sold for cash	1,097,000	887,786
Advances from related party	14,024	346,073
Repayments to related party	(45,000)	(38,881)
Proceeds from the sale of prefunded warrants	2,619,999	—
Returned cash settlement	9,940	—
Repayments on note payable	(34,000)	(38,838)
Net cash provided by financing activities	3,661,963	1,150,841

Net change in cash	1,264,449	(24,774)
Cash – beginning of period	15,777	27,436
Cash – end of period	$1,280,226	$2,662

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing transactions:
Preferred stock dividends	$—	$30,630
Common stock issued for prepaid services	$278,250	$—
Common stock issued for settlement of accounts payable and debt	$437,325	$—
Common stock issued for accrued liabilities – related party	$—	$979,000
Common stock issued for loans payable – related party	$—	$1,511,152
Common stock issued for accrued salary – related party	$—	$2,022,917
Common stock issued for interest – related party	$—	$331,019
Common stock payable for payment of accrued expenses	$—	$748,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The OLB Group, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

NOTE 1 – BACKGROUND

Background

The OLB Group, Inc. (“OLB”, the “Company”) was incorporated in the State of Delaware on November 18, 2004 and provides services through its wholly-owned subsidiaries and business segments. The Company generates revenue through two business segments: Fintech Services and Bitcoin Mining.

Beginning in 2026, the Company transitioned its entire software development team to an artificial intelligence-assisted model for developing and maintaining its applications (commonly referred to as “vibe coding”), under which the Company’s developers direct and review code generated by large language model tools rather than authoring code directly. The transition applies across both business segments.

Fintech Services:

The Company provides integrated financial and transaction processing services (“Fintech Services”) to businesses throughout the United States. Its Fintech Services span credit and debit card acceptance, ACH payments, real-time payments, digital wallets, PayPal integration and payment terminal and hardware rentals.

SecurePay™, the Company’s proprietary payment gateway, is the core of these services. Card, ACH and real-time payment transactions are routed and authorized through SecurePay™, which also delivers PayPal integration and supports 3-D Secure (Visa) authentication on card-not-present transactions, helping merchants reduce fraud and, for authenticated transactions, shift chargeback liability to the card issuer.

The Company delivers these services through its eVance, Inc. subsidiary (“eVance”), which provides an integrated suite of merchant payment processing services and related proprietary software, primarily to small and mid-sized merchants operating in physical “brick and mortar” business environments, on the internet and in retail settings requiring both wired and wireless mobile payment solutions.

eVance operates as an independent sales organization (“ISO”) generating individual merchant processing contracts in exchange for future residual payments. As a wholesale ISO, eVance has a direct contractual relationship with the merchants and takes greater responsibility in the approval and monitoring of merchants and risk and as a result, receives additional charges for this service and risk.

Implementation of Agentic Commerce and Automation Services. The Company is implementing agentic commerce and automation services across its Fintech Services platforms, adding artificial intelligence (“AI”) capabilities to each existing platform, including conversational AI support tools and AI-assisted risk mitigation and fraud monitoring capabilities for eVance merchants; AI-driven underwriting and merchant boarding workflows intended to support same-day merchant approval, including background checks, sanctions screening and PCI compliance verification; a new point-of-sale (“POS”) solution with embedded AI functionality; and tools for the Company’s ISOs and sales personnel intended to accelerate the calculation and payment of residual compensation. Human review and oversight remain in place for underwriting, risk and compliance activities. Certain of these capabilities remain in development and have not yet been deployed to merchants. See “Artificial Intelligence and Agentic AI Initiatives” in Item 2 of this Quarterly Report.

CrowdPay.us, Inc. (“CrowdPay”) is a Crowdfunding platform used to facilitate a capital raise anywhere from $1,000,000 -$50,000,000 of various types of securities under Regulation D, Regulation Crowdfunding, Regulation A and the Securities Act of 1933. To date, the activities of this subsidiary have been nominal. The Company also owns Crowd Ignition, Inc. (“Crowd Ignition”), a web-based Regulation Crowdfunding platform that provides broker-dealers, merchant banks and law firms with the ability to market offerings, collect payments and issue securities. The Company is developing an application that will enable issuers using the CrowdPay platform to generate tokenized offerings, provide investors with additional payment options and access live AI chatbot support. The application is in the development stage and has not yet been launched. The Company expects to release an initial update to the CrowdPay and Crowd Ignition platforms during the fourth quarter of 2026, with a full launch anticipated in early 2027. The Company expects the platforms to support stablecoin payment options, which would be provided through licensed or otherwise authorized third-party payment providers and not by the Company. Development and launch of the application are subject to applicable securities laws and other regulatory requirements, and there is no assurance that the application will be launched on the anticipated timeline, or at all. See Item 1A, “Risk Factors.”

OmniSoft, Inc. (“OmniSoft”) operates a software platform for small merchants. The Omnicommerce applications work on an iPad, mobile device and the web and allow customers to sell a store’s products in a physical, retail setting. To date, the activities of this subsidiary have been nominal when compared to the overall business.

The Company markets its AI-enabled merchant applications under the iStores AI and ShopFast AI brands, and provides credit card payment gateway services under the SecurePay™ brand. SecurePay™ is designed primarily around AI-based fraud detection, including real-time transaction screening and dynamic risk scoring, together with AI-assisted merchant boarding and underwriting workflows. SecurePay™ integrates with third-party accounting, payment and authentication providers, including QuickBooks, PayPal, 3-D Secure authentication (a protocol developed by Visa) and TSYS, a payment processor. SecurePay™ also supports automated clearing house (“ACH”) payment services.

On May 14, 2021, the Company formed its wholly owned subsidiary, OLBit, Inc. (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging lending and transactional business leveraging the Company’s Bitcoin Business and Fintech Services business. To date, the activities of this subsidiary have been nominal. The Company is resuming the process of obtaining money transmitter licenses (“MTLs”) for OLBit, including the preparation and submission of license applications in the states in which the Company intends to conduct OLBit’s lending and transactional business, and is continuing to plan the scope and sequencing of those filings. Issuance of MTLs is subject to review and approval by state regulators, and there is no assurance that the Company will obtain any MTL, or that it will do so on the timeline it currently anticipates.

On June 15, 2023, the Company purchased Moola Cloud, LLC (“Moola Cloud”), formerly known as SDI, LLC a Florida LLC whose platform and network serve approximately 31,600 bodega convenience stores in and around the country in all 50 states.

Moola Cloud is a wholly owned subsidiary. The new POS solution described above is being developed for the Moola Cloud merchant network and will combine payment acceptance with a self-service website builder, enabling merchants to create and maintain their own eCommerce storefronts alongside their in-store operations. The POS solution has been upgraded and is ready for implementation at merchant locations.

The Company also provides eCommerce development and consulting services on a project-by-project basis, including custom artificial intelligence-based development projects for merchants and other clients that are related to transaction processing and other transaction-driven activities.

Bitcoin Mining Business:

On July 23, 2021, the Company formed its wholly owned subsidiary, DMINT, Inc., (“DMINT”). The purpose of DMINT is to operate its business related to Bitcoin mining (“Bitcoin Business”). The Company is currently in the process of spinning off DMINT into a stand-alone entity. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to the proposed spin-off and the resulting issuance of DMINT equity to the Company’s stockholders. The spin-off distribution is expected to occur upon the Registration Statement being declared effective and the approval by the Nasdaq Capital Market of the listing of DMINT’s common stock, at which time the shares of DMINT common stock held by the Company are expected to be distributed to the Company’s stockholders on a pro rata basis. Completion of the spin-off is subject to these conditions, and there is no assurance that the spin-off will be completed.

On June 24, 2022 the Company formed DMINT Real Estate Holdings, Inc., a wholly-owned subsidiary of DMINT. The purpose of DMINT Real Estate Holdings, Inc is to buy and hold real estate related to DMINT. Currently, its only asset is the building and property located in Selmer, Tennessee where all of the mining computers are located.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2026 and not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2026 and December 31, 2025, the Company had $1,029,414 and $0, respectively, of cash in excess of the FDIC’s $250,000 coverage limit.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer and Vice President. The Company has two operating segments as of June 30, 2026 and December 31, 2025 (see Note 14).

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive potentially outstanding shares of common stock during the period. The weighted average number of common shares for the six months ended June 30, 2026 and 2025 does not include warrants to acquire 6,334,500 and 856,313, respectively, shares of common stock because of their anti-dilutive effect. The weighted average number of common shares for the six months ended June 30, 2026 and 2025, does not include 20,000 and 20,000 options, respectively, to purchase common stock because of their anti-dilutive effect.

Bitcoin

The Company earns bitcoin through its cryptocurrency mining activities and accounts for the related mining revenue in accordance with its revenue recognition policy. Bitcoin held by the Company meets the criteria for accounting under ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. The Company measures its bitcoin holdings at fair value at each reporting date, with changes in fair value recognized in net income. Bitcoin is not amortized and is not subject to the impairment model applicable to other indefinite-lived intangible assets.

The fair value of bitcoin is determined using quoted market prices from the Company’s principal market as of the reporting date in accordance with ASC 820, Fair Value Measurement. Gains and losses resulting from changes in the fair value of bitcoin are presented separately from changes in the carrying amounts of other intangible assets in the consolidated statements of operations. Upon disposition of bitcoin, the Company recognizes the difference between the proceeds received and the carrying value of the bitcoin disposed of in net income.

At June 30, 2026 and December 31, 2025, the carrying value of the Company’s bitcoin was $100,820 and $7.00, respectively. As of June 30, 2026, the Company had 1.72 bitcoin on hand which had a fair value of $100,820 based on the price of bitcoin of approximately $58,559. As of December 31, 2025, the Company had 0.0001 bitcoin on hand which had a fair value of $6.61 based on the price of bitcoin of approximately $87,509.

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

A summary of goodwill as of June 30, 2026, is as follows:

Acquisition of assets from Excel Corporation and its subsidiaries on April 9, 2018	$6,858,216
Acquisition of 80.01% interest of Cuentas SDI, LLC on June 15, 2023	1,281,673
Goodwill balance as of June 30, 2026	$8,139,889

Accounts Receivable

Accounts receivable represents contractual residual payments due from the Company’s processing partners or other customers. Residual payments are determined based on transaction fees and revenues from the credit and debit card processing activity of merchants for which the Company’s processing partners pay the Company. Based on collection experience and periodic reviews of outstanding receivables, we have recorded an allowance balance of $207,850 and $207,850 as of June 30, 2026 and December 31, 2025, respectively. This balance represents an amount related to the ongoing lawsuit with FFS. At June 30, 2026, the loan was not considered to be in default.

Reserve for Chargeback Losses

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates the potential loss for chargebacks based primarily on historical experience and records a loss reserve accordingly. During the three and six months ended June 30, 2026 and 2025 chargebacks have reduced recorded revenue amounts and no reserve for loss has been recorded as of June 30, 2026 and 2025.

Revenue Recognition

The following table presents the Company’s revenue disaggregated by revenue source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Transaction and processing fees	$1,169,910	$2,096,342	$2,687,681	$4,154,619
Merchant equipment rental and sales	—	4,563	—	16,687
Revenue, net - cryptocurrency mining	73,241	60,190	121,461	145,672
Other revenue from monthly recurring subscriptions	22,791	70,359	48,727	142,996
Digital product revenue	13,309	35,737	77,726	128,753
Total revenue	$1,279,251	$2,267,191	$2,935,595	$4,588,727

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

Digital product revenue

The Company generates revenue through electronic distribution and sale of digital products that range from prepaid wireless SIM activation, international mobile recharge services and international long distance phone service.  The Company generally obtains payment upfront and its performance obligation is to provide products and/or calling services. When products are provided at the point of sale, revenue is recognized immediately and at the time of payment. When a customer purchases a prepaid telecom product, such as a prepaid mobile phone plan, the revenue is initially recorded as a customer deposit and revenue is recognized over the relevant performance period as customers utilize the prepaid telecom services.  As of June 30, 2026 and December 31, 2025, customer deposits were $0.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disclosures about certain expenses included in the income statement. The amendments require entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion, when such amounts are included in relevant expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statement disclosures.

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

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP. In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these unaudited consolidated financial statements are issued.

As of June 30, 2026, the Company had cash of approximately $1,280,000, prepaid expenses of approximately $441,000, other receivables of approximately $876,000, and other current assets of approximately $101,000. As of June 30, 2026, the Company had accounts payable and accrued expenses of approximately $4,373,000. During the first quarter of 2026, the Company raised more than $3,700,000 of cash through a registered direct offering and a private investment in public equity (“PIPE”) transaction. On August 7, 2026, the Company entered into an Equity Distribution Agreement with Maxim Group LLC providing for the sale and issuance by the Company of shares of its common stock, par value $0.0001 per share, from time to time in an “at the market offering” program (the “ATM”).

In addition, the Company is in the process of spinning off DMINT into a stand-alone entity, which is expected to occur during the next twelve months. Following the spin-off, the Company will no longer be responsible for the capital requirements associated with operating the Bitcoin Mining Segment. DMINT, as a stand-alone entity, intends to seek additional capital, as necessary, through equity financings or borrowings secured by its assets, which include the property located in Selmer, Tennessee and its Bitcoin mining computers.

Based on management’s evaluation of the Company’s existing liquidity, recent capital-raising activities, expected cash requirements, and other relevant conditions and events, management concluded that the Company has sufficient liquidity to meet its obligations as they become due for at least one year from the date these unaudited consolidated financial statements are issued. Accordingly, management concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist.

The Company has reviewed its cash flow activity during the six months ended June 30, 2026 and projected cash flow forecast for remainder of 2026 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. Based on projected cash to be used in operations to be offset by expected proceeds from the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Management believes that the Company’s existing cash resources, together with the ATM, related party financing, and other available funding sources, will be sufficient to support operations through August 14, 2027. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Office equipment	$186,600	$186,600
Computer software	141,337	141,337
Bitcoin mining equipment	8,425,000	8,425,000
Building	409,296	409,296
Construction in process	2,361,870	2,361,870
Total	11,524,103	11,524,103
Less accumulated depreciation	(8,805,805)	(8,798,983)
Property and Equipment, net	$2,718,298	$2,725,120

Depreciation expense for the three and six months ended June 30, 2026 was $3,412 and $6,822, respectively.

Depreciation expense for the three and six months ended June 30, 2025 was $124,938 and $383,288, respectively.

NOTE 5 – NOTE PAYABLE

On November 29, 2021, the Company entered into a Master Equipment Finance Agreement (the “MFA”) with VFS LLC (“VFS”) which would allow the Company to finance the purchase of certain equipment. The collateral and interest rate are determined at the time the Company borrows the funds. During the year ended December 31, 2022, the Company received, as an initial draw on the MFA, $875,000 from VFS (the “Equipment Loan”). The Equipment Loan is secured by bitcoin mining computers being utilized by DMINT. The Equipment Loan requires monthly payments of $24,838 until the loan is repaid in full or it matures on March 1, 2025. During the year ended December 31, 2025, the Company made repayments of $38,838. As of June 30, 2026 and December 31, 2025, the note payable balance was $182,684 and $216,684, respectively. This liability was amended on January 7, 2026, and will be paid in monthly installments of $8,000.

NOTE 6 – STOCK OPTIONS

A summary of the status of the Company’s outstanding stock options and changes is presented below:

Stock Options	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding December 31, 2024	20,000	$0.10	$39,400
Granted	—
Exercised	—
Expired	—
Options outstanding December 31, 2025	20,000	$0.10	$10,388
Granted	—
Exercised	—
Expired	—
Options outstanding June 30, 2026	20,000	$0.10	$5,618
Shares exercisable at June 30, 2026	20,000	$0.10	$5,618

During the six months ended June 30, 2026 and 2025, the Company recognized $0 and $67,750, respectively, in stock-based compensation related to the above-mentioned options. As of December 31, 2025 there was $0 of unrecognized expense for the above-mentioned options. The weighted average contractual term of the options outstanding and of the option exercisable were 7.52 years.

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

On February 18, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell and issue, in a private placement offering, (i) pre-funded warrants to purchase up to 2,857,142 shares of the Company’s common stock and (ii) common warrants to purchase up to 3,571,428 shares of Common Stock, at a combined purchase price per Pre-Funded Warrant and accompanying Warrants of $1.05 (the “February 18, 2026 Offering”).

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

Upon the consummation of the February 18, 2026 Offering, the exercise price of 410,147 warrants issued to the Purchaser on August 23, 2021 and November 8, 2021 (the “Existing Warrants”) shall, on a one-time basis only, be reduced to $0.92 and the term shall be extended to February 19, 2029. The incremental change in fair value of the modified warrants of approximately $317,000 has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital.

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, December 31, 2024	856,313	$68.33	1.49
Warrants Expired	(259,908)	$81.60
Outstanding, December 31, 2025	596,405	$62.43	0.81
Warrants Issued	8,595,237	0.53	4.87
Warrants Exercised	(2,857,142)	—	—
Outstanding, June 30, 2026	6,344,500	$4.40	2.59

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

Operating lease expense for the six months ended June 30, 2026 and 2025, was $3,361 and $15,650, respectively. Lease expense for the three months ended June 30, 2026 and 2025, was $0 and $11,701, respectively. The Company has multiple short-term rental arrangements that are not captured under ASC 842. Those payments are expensed as incurred and included in the total lease expense for each year.

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

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating net proceeds of approximately $2,619,713, after deducting placement agent fees and other offering expenses. During the six months ended June 30, 2026, 2,857,142 warrants were exercised for shares of common stock for total proceeds of $286.

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

During the six months ended June 30, 2026, 11,627 shares of common stock were returned to the Company from Maxim Group LLC.

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

As of June 30, 2026 and December 31, 2025, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled to the following rights and preferences.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 12, 2024, the Company entered into an agreement with Yakov Holdings, LLC, an entity controlled by Mr. Yakov whereby Yakov Holdings, LLC committed to loan to the Company up to Five Million Dollars ($5,000,000) (the “Yakov Holdings, LLC Loan”). The Yakov Holdings, LLC Loan is revolving in nature, allowing the Company to borrow, repay, and re-borrow amounts under the terms and conditions set forth herein, provided that the total outstanding amount shall not exceed Five Million Dollars ($5,000,000). The interest rate of the Yakov Holdings, LLC Loan is 12% and it matures on August 12, 2025. On August 12, 2025, Yakov Holdings, LLC agreed to extend the note to mature on August 12, 2027.  In addition, the Yakov Holdings, LLC Loan is secured by a first priority security interest for the benefit of Yakov Holdings, LLC over all of the assets of the Company. During the six months ending June 30, 2026, Mr. Yakov advanced the Company $14,024 and received repayments of $45,000. As of June 30, 2026 and December 31, 2025, the amount due to Yakov Holdings, LLC is $136,339 and $167,315, respectively.

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

Effective May 15, 2026, the Company entered into an amended and restated employment agreement with Mr. Yakov, which supersedes his prior employment agreement and extends through December 31, 2030, with automatic one-year renewals thereafter. The agreement provides for an annual base salary of $800,000 and a target annual bonus of $400,000, each subject to annual 3% increases, as well as acquisition and milestone bonuses, quarterly grants of 200,000 shares of common stock, and a monthly automobile allowance of $3,500. The agreement also provides for certain severance benefits upon termination without cause or for good reason and accelerated vesting of equity awards upon a change in control.

During the three months ended March 31, 2026, the Company granted 200,000 shares of common stock to the CEO pursuant to the terms of their employment agreement. The shares were valued at $0.65, the closing price on the date of grant for total non-cash expense of $130,120.

During the three months ended June 30, 2026, the Company granted 200,000 shares of common stock to the CEO pursuant to the terms of their employment agreement. The shares were valued at $0.48, the closing price on the date of grant for total non-cash expense of $96,200.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

On November 24, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021, with FFS Data Corporation (“FFS”) whereby the Company acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. However, the Company is engaged in ongoing litigation with FFS in the Supreme Court of the State of New York, New York County relating to the Acquired Merchant Portfolio wherein: (i) FFS alleges the Company breached the contract by failing to pay the balance of the purchase price; and (ii) the Company seeks to recover the purchase price along with damages arising from FFS’ breach of representations and warranties and other misrepresentations  about the Acquired Merchant Portfolio which ultimately resulted in the termination of the bank processing agreement by Clear Fork Bank, N.A., f/k/a First National Bank Albany/Breckenridge (the “Bank”).  In addition, the Company has filed a lawsuit in the District Court of the 42nd Judicial District, Taylor County, Texas against the Bank, Cynthia M. Lambert, an individual, Debra Kaye Beard, an individual, Debra Kaye Beard, as Independent Executrix of the Estate of Olan Eugene Beard, Deceased, and Ricky Beard, an individual, seeking damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. More specifically, the Company has asserted the following causes of action: (i) Negligent Supervision against the Bank; (ii) Fraud against all Defendants; (iii) Breach of Fiduciary Duty against the Bank; (iv) Negligence against all Defendants; (v) Common Law Indemnification against the Bank; (vi) Negligent Misrepresentation against all Defendants; and (vii) Vicarious Liability against all Defendants.  The Bank has filed a counterclaim for fees incurred by it in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. The Texas action is currently in discovery, and the Company has amended its pleading in that action to assert additional causes of action and to add additional individual defendants. In the New York action, the remaining step is the submission of the Company’s summary judgment papers, which are due on October 15, 2026. Trial dates have not been set in either action.

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

Company management has recognized a liability for the $2,000,000 contingent payment amount as of June 30, 2026 and December 31, 2025. Legal proceedings regarding this matter began in 2022 and have continued through 2026.

NOTE 13 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For interim periods, the Company computes its income tax provision using an estimated annual effective tax rate, adjusted for discrete items occurring during the period.

For the six months ended June 30, 2026 and 2025, the Company recorded no income tax expense or benefit. The Company incurred losses before income taxes of $2,132,388 and $3,213,312 for the six months ended June 30, 2026 and 2025, respectively. The expected tax benefit generated from these losses was fully offset by a valuation allowance against deferred tax assets, resulting in an effective tax rate of 0.0% for each period.

The Company maintains a full valuation allowance against its deferred tax assets, which consist primarily of net operating loss carryforwards and other temporary differences, because management believes it is more likely than not that the deferred tax assets will not be realized. Management evaluates the realizability of deferred tax assets each reporting period based on available evidence, including cumulative losses, projected future taxable income, and tax-planning strategies. There were no material changes to the Company’s deferred tax assets or valuation allowance during the six months ended June 30, 2026.

The Company’s net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code in the event of an ownership change. The Company has not recorded any liability for uncertain tax positions and is not currently under examination by taxing authorities.

NOTE 14 – SEGMENTS

The Company accounts for its reportable segments in accordance with ASC 280, Segment Reporting. The Company has identified two reportable segments: Bitcoin Mining and Fintech Services. Operating segments are components of the Company for which discrete financial information is available and is regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing segment performance and making decisions regarding the allocation of resources.

The Company’s CODM consists of its Chief Executive Officer and Vice President. The CODM regularly reviews the financial results of each reportable segment, including revenues and expenses, to assess segment performance, evaluate operating results, and make decisions regarding the allocation of resources. The Company’s segment disclosures reflect the financial information and measures regularly provided to and reviewed by the CODM.

The following is the balance sheet for the Company’s reportable segments for as of June 30, 2026.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$1,256,050	$24,176	$1,280,226
Prepaid expenses	441,016	—	441,016
Accounts receivable	(25,437)	25,437	—
Other receivables	477,216	398,983	876,199
Other current assets	—	100,820	100,820
Total Current Assets	2,148,845	549,416	2,698,261

Other Assets:
Property and equipment, net	—	2,718,298	2,718,298
Goodwill	8,139,889	—	8,139,889
Other long-term assets	380,952	—	380,952
Total Other Assets	8,520,841	2,718,298	11,239,139

TOTAL ASSETS	$10,669,686	$3,267,714	$13,937,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	2,727,333	673,472	3,400,805
Accrued expenses	892,686	79,812	972,498
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	132,164	4,175	136,339
Accrued interest – related party	75,884	—	75,884
Note payable – current portion	182,684	—	182,684
Due to/from intercompany	(24,741,459)	24,741,459	—
Total Current Liabilities	(18,703,689)	25,498,918	6,795,229
Total Liabilities	(18,703,689)	25,498,918	6,795,229

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	1,576	—	1,576
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	83,831,729	100	83,831,829
Accumulated deficit	(54,349,942)	(22,231,304)	(76,581,246)
Total stockholders’ equity (deficit)	29,373,375	(22,231,204)	7,142,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,669,686	$3,267,714	$13,937,400

The following tables detail revenue and operating expenses for the Company’s reportable segments for the six months ended June 30, 2026.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$2,687,681	$—	$2,687,681
Revenue, net - bitcoin mining	—	121,461	121,461
Other revenue from monthly recurring subscriptions	44,182	4,545	48,727
Digital product revenue	77,726	—	77,726
Total revenue	2,809,589	126,006	2,935,595

Operating expenses:
Processing and servicing costs	2,544,846	—	2,544,846
Depreciation expense	—	6,822	6,822
Salaries and wages	1,151,640	330,397	1,482,037
Professional fees	268,669	—	268,669
General and administrative expenses	784,938	378,039	1,162,977
Total operating expenses	4,750,093	715,258	5,465,351

Loss from operations	(1,940,504)	(589,252)	(2,529,756)

Other income (expense):
Unrealized loss of cryptocurrency	—	(20,648)	(20,648)
Interest expense	(54,196)	(21,806)	(76,002)
Gain on settlement of accounts payable	494,018	—	494,018
Total other income	439,822	(42,454)	397,368

Net loss	(1,500,682)	(631,706)	(2,132,388)

The following is the balance sheet for the Company’s reportable segments for the year ended December 31, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
ASSETS
Current Assets:
Cash	$15,751	$26	$15,777
Accounts receivable, net	17,430	—	17,430
Prepaid expenses	162,766	—	162,766
Other receivables	430,232	398,983	829,215
Other current assets	—	25,444	25,444
Total Current Assets	626,179	424,453	1,050,632

Other Assets:
Property and equipment, net	—	2,725,120	2,725,120
Goodwill	8,139,889	—	8,139,889
Other long-term assets	380,952	—	380,952
Total Other Assets	8,520,841	2,725,120	11,245,961

TOTAL ASSETS	$9,147,020	$3,149,573	$12,296,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Cash overdraft	$27,019	$—	$27,019
Accounts payable	3,780,116	682,134	4,462,250
Accrued expenses	817,600	—	817,600
Merchant portfolio purchase installment obligation	2,000,000	—	2,000,000
Related party payable	167,315	—	167,315
Note payable – current portion	216,684	—	216,684
Due to/from intercompany	(24,067,037)	24,067,037	—
Total Current Liabilities	(17,058,303)	24,749,171	7,690,868
Total Liabilities	(17,058,303)	24,749,171	7,690,868

Stockholders’ Equity:
Series A Preferred stock	—	—	—
Common stock	944	—	944
Treasury stock	(109,988)	—	(109,988)
Additional paid-in capital	79,163,627	—	79,163,627
Accumulated deficit	(52,849,260)	(21,599,598)	(74,448,858)
Total stockholders’ equity (deficit)	26,205,323	(21,599,598)	4,605,725
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,147,020	$3,149,573	$12,296,593

The following tables detail revenue and operating expenses for the Company’s reportable segments for the six months ended June 30, 2025.

	Fintech Segment	Bitcoin Mining Segment	Consolidated Total
Revenue:
Transaction and processing fees	$4,154,619	$—	$4,154,619
Merchant equipment rental and sales	16,687	—	16,687
Revenue, net - bitcoin mining	—	145,672	145,672
Other revenue from monthly recurring subscriptions	142,996	—	142,996
Digital product revenue	128,753	—	128,753
Total revenue	4,443,055	145,672	4,588,727

Operating expenses:
Processing and servicing costs, excluding merchant portfolio amortization	3,773,128	—	3,773,128
Amortization expense	3,972	—	3,972
Depreciation expense	—	379,316	379,316
Salaries and wages	1,072,397	511,573	1,583,970
Professional fees	294,306	117,833	412,139
General and administrative expenses	789,496	192,131	981,627
Total operating expenses	5,993,299	1,200,853	7,134,152

Loss from operations	(1,490,244)	(1,055,181)	(2,545,425)

Other income (expense):
Interest expense	(395,124)	—	(395,124)
Loss on conversion related party	(175,763)	—	(175,763)
Loss on extinguishment of debt	(52,000)	—	(52,000)
Other expense	(45,000)	—	(45,000)
Total other income	(667,887)	—	(667,887)

Net loss	(2,158,131)	(1,055,181)	(3,213,312)

Deemed Preferred dividends (related party)	(775,000)	—	(775,000)
Preferred dividends (related party)	(30,630)	—	(30,630)

Net Loss Applicable to Common Stockholders’	$(2,296,761)	$(1,055,181)	$(4,018,942)

NOTE 15 – MERCHANT PORTFOLIO PURCHASE INSTALLMENT OBLIGATION

On November 24, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) dated as of November 15, 2021 with FFS Data Corporation (“Seller”) whereby we acquired a portfolio of merchants utilizing financial transaction processing services (the “Acquired Merchant Portfolio”). The purchase price was $20 million, with $16 million paid at closing, $2 million payable within six months after closing, and a $2 million payment to be transferred to an escrow account, contingent upon an Attrition Adjustment, as described in the Agreement. Company management has recognized a liability for the $2,000,000 contingent payment amount as of June 30, 2026 and December 31, 2025. Legal proceedings regarding this matter began in 2022 and have continued through 2026, see Note 12.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855 management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that it has the following material subsequent events to disclose in these unaudited financial statements.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for AI consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,250,000 shares of common stock to a third party for AI consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $382,375.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party to be used for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a service provider for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party to be used for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

All shares of common stock issued pursuant to these transactions were issued in reliance upon Section 4(a)(2) of the Securities Act and are restricted securities under Rule 144.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. These risks and uncertainties include those factors described in greater detail in the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission. Our forward-looking statements include, among others, statements regarding our deployment of artificial intelligence and agentic AI across our applications and operating functions, the expansion of our engineering team and our adoption of “Agentic Coding” methodologies, the anticipated benefits, costs and timing of those initiatives, the anticipated timing and completion of the DMINT spin-off, the sufficiency of our capital resources and our ability to raise additional capital. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Company Overview and Description of Business

Overview

We are a FinTech company that focuses on a suite of products in the merchant services marketplace that seeks to provide integrated business solutions to merchants throughout the United States. We seek to accomplish this by providing merchants with a wide range of products and services through our various online platforms, including financial and transaction processing services. We also have products that provide support for crowdfunding and other capital-raising initiatives. We supplement our online platforms with certain hardware solutions that are integrated with our online platforms. We generate revenue through two business segments, Fintech Services and Bitcoin Mining. Our business functions through our wholly-owned subsidiaries, eVance, Inc., a Delaware corporation (“eVance”), OmniSoft.io, Inc., a Delaware corporation (“OmniSoft”), CrowdPay.Us, Inc., a New York corporation (“CrowdPay”), Crowd Ignition, Inc. (“Crowd Ignition”), OLBit, Inc. (“OLBit”), Moola Cloud, LLC (“Moola Cloud”) and DMINT, Inc. (“DMINT”), though substantially all of our revenue has been generated from our eVance business. We expect to build out our OmniSoft software business and to rely more on individualized merchant services offerings for revenue so that we are not dependent on our revenue from our eVance business but there is no guarantee that we will be able to do so.

Our Fintech Services span credit and debit card acceptance, ACH payments, real-time payments, digital wallets, PayPal integration and payment terminal and hardware rentals, and are delivered principally through SecurePay™, our proprietary payment gateway, through which card, ACH and real-time payment transactions are routed and authorized and which supports 3-D Secure authentication on card-not-present transactions. We market our AI-enabled merchant applications under the iStores AI and ShopFast AI brands. We also provide eCommerce development and consulting services on a project-by-project basis, including custom artificial intelligence-based development projects for merchants and other clients that are related to transaction processing and other transaction-driven activities.

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

On May 14, 2021, the Company formed OLBit, Inc., a wholly owned subsidiary (“OLBit”). The purpose of OLBit is to hold the Company’s assets and operate its business related to its emerging money transmission and transactional business. OLBit was previously in the process of applying for money transmission licenses in all 50 states. In June 2023, it was decided to delay the process of applying for such licenses in order to have a greater focus of financial and management resources on the Company’s payment processing business and Bitcoin mining business. The Company has since resumed that process and is preparing and submitting money transmission license applications in the states in which it intends to conduct OLBit’s lending and transactional business, while continuing to plan the scope and sequencing of those filings. Issuance of these licenses is subject to review and approval by state regulators, and there is no assurance that the Company will obtain any such license, or that it will do so on the timeline it currently anticipates.

On July 23, 2021, we formed DMINT, Inc., a wholly owned subsidiary (“DMINT”) to operate in the Bitcoin mining industry, specifically the mining of Bitcoin. DMINT initiated the first phase of the Bitcoin mining operation by placing data centers and ASIC-based Antminer S19J Pro mining computers specifically configured to mine Bitcoin in Pennsylvania. As of December 31, 2022, DMINT had purchased 1,000 computers. DMINT has a data center located in Selmer, Tennessee. In February 2023, DMINT redeployed its mining computers from its Pennsylvania location and focused the mining efforts at the Selmer, Tennessee location because of the lower cost of operations in the location. As of December 31, 2025, DMINT had 1,000 computers and had 400 computers online and mining for Bitcoin. At June 30, 2026, DMINT had mined 61.73 Bitcoin. On October 21, 2024, DMINT filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), relating to the proposed spinoff from the Company and resulting issuance of equity of DMINT to OLB shareholders.

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

On June 15, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with SDI Black 001, LLC (“Seller”) whereby it acquired 80.01% of the membership interests of Moola Cloud, LLC, a Florida limited liability company (formerly Cuentas SDI, LLC, the “LLC”). The LLC will enable the Company to focus on marketing to the underbanked communities utilizing the LLC’s debit and calling card platform’s ability for users to reload cash to their account and provide instant access to digital products to their customers’ Mobile App and digital wallet into its electronic portal. The Company plans to market to the LLC’s merchant network, which currently includes approximately 31,600 bodega convenience stores in and around New York and New Jersey, the ability of having one POS system that will allow the retail customer to purchase products using OLB’s payment processing solutions along with the ability to reload payment cards and their mobile phone minutes. On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with the minority member of the LLC whereby it acquired the remaining 19.99% of the membership interests of the LLC for a purchase price of $215,500. As a result, effective May 20, 2024, the Company owns 100% of the LLC. On August 14, 2024, the LLC changed its name to Moola Cloud, LLC. The Agreement contains a restrictive covenant whereby for a period of three (3) years from the closing, none of Seller, including its any of its principals, executives, officers, directors, managers, employees, salespersons, or entities in which such principal has any interest, will directly or indirectly (i) induce, attempt to induce, interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, solicit, market to, endeavor to obtain as a customer, or contract with any merchant in order to provide services to such Merchant in competition with the Company; or (ii) solicit or interfere with, disrupt or attempt to disrupt any past, present or prospective business relationship, contractual or otherwise any person or entity that is a party to any contract assigned to the Company to terminate its contractual or business relationship with the Company.

Artificial Intelligence and Agentic AI Initiatives

During the six months ended June 30, 2026 and continuing through the date of this Quarterly Report, we have been re-engineering our operations around artificial intelligence (“AI”), including agentic AI — autonomous software agents that are designed to plan, decide and execute tasks with limited human intervention. Our objective is to operate as an AI-native financial technology company. Our AI strategy is organized around three principal initiatives, each of which is described below, and includes the implementation of agentic commerce and automation services across our Fintech Services platforms. These initiatives are in varying stages of design, development and implementation, and there is no assurance that any of them will be completed on the timelines we currently anticipate, or at all, or that they will produce the operational or financial benefits we expect.

AI Embedded in Our Applications. We are working to add AI capabilities to our customer-facing and internal applications, including our SecurePay™ payment gateway, our ShopFast AI eCommerce platform, iStores AI and the Moola Cloud merchant network. The capabilities we are developing or evaluating include real-time fraud detection, intelligent transaction routing, automated chargeback management, dynamic risk scoring and conversational AI interfaces for merchants and consumers. We are also developing an application that will enable issuers using our CrowdPay platform to generate tokenized offerings, provide investors with additional payment options and access live AI chatbot support, for which we expect to release an initial update during the fourth quarter of 2026 and to complete a full launch in early 2027, including support for stablecoin payment options provided through licensed or otherwise authorized third-party providers; a new point-of-sale solution for the Moola Cloud merchant network that will combine payment acceptance with a self-service website builder, enabling merchants to create and maintain their own eCommerce storefronts alongside their in-store operations, and that has been upgraded with our recent services and is ready for implementation at merchant locations; and custom AI-based development projects for merchants and other clients that are related to transaction processing and other transaction-driven activities. Certain of these capabilities remain in development and have not yet been deployed to merchants. See Note 1 to our condensed consolidated financial statements and Item 1A, “Risk Factors.”

Agentic AI Across Operating Functions. We are deploying, or intend to deploy, agentic AI across our operating functions. In customer support, we are using AI agents to assist with merchant onboarding inquiries, ticket triage, transaction disputes and first-line support, with escalation of exceptions to our personnel. In risk and compliance, we are using AI agents to monitor merchant transaction patterns, merchant category code classification, MATCH list exposure and know-your-customer and anti-money laundering signals in order to surface anomalies for review. In underwriting and merchant boarding, we are developing AI-driven boarding workflows intended to support same-day merchant approval through SecurePay, including background checks, sanctions screening and PCI compliance verification. In accounting and finance, we are developing AI agents intended to automate invoice processing, reconciliation, residual calculations, expense categorization and routine financial close activities. In sales and independent sales organization (“ISO”) operations, we are developing AI assistants intended to help ISOs track merchant residuals, model pricing scenarios and identify potential upsell opportunities. Human review and oversight remain in place for underwriting, risk, compliance and financial reporting activities, and our internal control over financial reporting is not dependent on these tools.

Expanded Engineering Team and “Agentic Coding.” Beginning in 2026, we transitioned our entire software development team to an artificial intelligence-assisted model for developing and maintaining our applications, commonly referred to as “Agentic Coding” or “vibe coding,” a software development methodology in which engineers direct and review code generated by large language model tools rather than authoring code directly. The transition applies across both of our business segments. We are also adding engineering personnel focused on agentic AI development, and we are training our existing developers to work in this manner, with AI coding agents supporting scaffolding, refactoring, testing and documentation, and we are recruiting new engineers based in part on their ability to build and orchestrate agentic AI systems. We expect that these methods may compress development cycles, reduce engineering cost per feature delivered and accelerate our ability to deliver merchant-specific solutions, although we have limited operating history with these methods and cannot assure you that these expected benefits will be realized.

Our AI initiatives are in the early stages of implementation and did not have a material effect on our results of operations for the six months ended June 30, 2026. Costs incurred in connection with these initiatives to date have consisted primarily of personnel and third-party software and services costs and are included within salaries and wages and general and administrative expenses in our condensed consolidated statements of operations. We expect these costs to increase as we hire additional engineering personnel and expand our use of third-party AI models and tools. To date, we have not recognized revenue that is separately attributable to these initiatives.

The use of AI and agentic AI in a regulated payments business presents risks, including the risk of inaccurate or unreliable model outputs, algorithmic bias, data privacy and data security exposure, dependence on third-party model providers, and evolving federal and state regulation and card network rules governing the use of automated decision-making in underwriting, risk and compliance functions. Any failure of these systems, or any determination by a regulator, card network or sponsor bank that our use of them is non-compliant, could require us to modify or discontinue these initiatives and could adversely affect our business, results of operations and financial condition.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of The OLB Group, Inc. and its subsidiaries for the three and six months ended June 30, 2026.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

For the three months ended June 30, 2026, we had total revenue of $1,279,251 compared to $2,267,191 of revenue for the three months ended June 30, 2025, a decrease of $987,940 or 43.6%. In the current period we earned $1,169,910 in transaction and processing fees, $22,791 in other revenue from monthly recurring subscriptions, $73,241 of revenue from the Cryptocurrency Mining segment and $13,309 of revenue from the sale of digital products. For the three months ended June 30, 2025, we earned $2,096,342 in transaction and processing fees, $4,563 in merchant equipment rental and sales, $70,359 in other revenue from monthly recurring subscriptions, $60,190 of revenue from the Cryptocurrency Mining segment and $35,737 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business. In addition, we had a decrease of revenue from the Cryptocurrency Mining, due to the decline in the value of Bitcoin.

For the three months ended June 30, 2026, we had processing and servicing costs of $1,063,595 compared to $1,964,314 of processing and servicing costs for the three months ended June 30, 2025, a decrease of $900,719 or 45.9%. Processing and servicing costs decreased in conjunction with the decreased revenue and merchant attrition.

Amortization and depreciation expense for the three months ended June 30, 2026 was $3,412 compared to $0 for the three months ended June 30, 2025, an increase of $3,412. We recorded amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The decrease in the current period is due to most of the assets being fully amortized in 2024 and the remainder in Q1 2025.

Depreciation expense for our Bitcoin Mining Segment was $0 for the three months ended June 30, 2026, compared to $120,967, for the three months ended June 30, 2025, a decrease of $120,967. The decrease in the current period is due to assets being impaired and/or fully depreciated in prior periods.

Salary and wage expense for the three months ended June 30, 2026, was $812,600 compared to $1,052,614 for the three months ended June 30, 2025, a decrease of $240,014 or 22.8%. In the current period, we granted shares of common stock to our CEO for total non-cash expense of $96,200 in accordance with his new employment agreement. This increase to wage expense was offset with fewer employees, and therefore lower wage expense in 2026. The decrease in employees will not have an effect on future earnings. If the Company feels the employees/positions need to be replaced, then the Company will hire for the position.

Professional fees for the three months ended June 30, 2026, were $126,264 compared to $334,566 for the three months ended June 30, 2025, a decrease of $208,302 or 62.3%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees.

General and administrative expenses for the three months ended June 30, 2026, was $533,248 compared to $491,476 for the three months ended June 30, 2025, an increase of $41,772 or 8.5%. The increase was mainly due to an increase of utility expense and insurance expense.

For the three months ended June 30, 2026, the Company recognized total other income of $205,062, consisting of $75,902 of interest expense and an unrealized loss in the fair value of cryptocurrency of $20,648. This was offset by a $301,612 gain on the settlement of accounts payable through the issuance of common stock. For the three months ended June 30, 2025, we had total other expenses of $427,568. We incurred interest expense for related parties of $169,805 and other expense of $30,000. We also recognized a loss on the extinguishment of debt of $52,000 and a loss on conversion of accrued salaries and loans payable of $175,763.

Our net loss for the three months ended June 30, 2026, was $1,054,806 compared to $2,124,314 for the three months ended June 30, 2025. This was a decrease in our net loss of $1,069,508.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

For the six months ended June 30, 2026, we had total revenue of $2,935,595 compared to $4,588,727 of revenue for the six months ended June 30, 2025, a decrease of $1,653,132 or 36%. In the current period we earned $2,687,681 in transaction and processing fees, $48,727 in other revenue from monthly recurring subscriptions, $121,461 of revenue from the Cryptocurrency Mining segment and $77,726 of revenue from the sale of digital products. For the six months ended June 30, 2025, we earned $4,154,619 in transaction and processing fees, $16,687 in merchant equipment rental and sales, $142,996 in other revenue from monthly recurring subscriptions, $145,672 of revenue from the Cryptocurrency Mining segment and $128,753 of revenue from the sale of digital products. We had a decrease in revenue primarily due to a decrease in revenue related to Moola Cloud, LLC, as the Company transitions to new vendors to obtain better pricing and is working to acquire new vendors to replace others that have gone out of business. In addition, we had a decrease of revenue from the Cryptocurrency Mining, due to the decline in the value of Bitcoin.

For the six months ended June 30, 2026, we had processing and servicing costs of $2,544,846 compared to $3,773,128 of processing and servicing costs for the six months ended June 30, 2025, a decrease of $1,228,282 or 32.6%. Processing and servicing costs decreased in conjunction with the decreased revenue and merchant attrition.

Amortization and depreciation expense for the six months ended June 30, 2026 was $6,822 compared to $3,972 for the six months ended June 30, 2025, an increase of $2,850. We recorded amortization expense on our merchant portfolio, trademarks and natural gas purchase rights.  The increase in the current period is due to all of those assets being fully amortized in 2024 and the remainder in Q1 2025.

Depreciation expense for our Bitcoin Mining Segment was $0 for the six months ended June 30, 2026, compared to $379,316, for the six months ended June 30, 2025, a decrease of $379,316. The decrease in the current period is due to assets being impaired and/or fully depreciated in prior periods.

Salary and wage expense for the six months ended June 30, 2026, was $1,482,037 compared to $1,583,970 for the six months ended June 30, 2025, a decrease of $101,933 or 6.4%. In the current period, we granted shares of common stock to our CEO for total non-cash expense of $226,320 in accordance with his new employment agreement. This increase to wage expense was offset with fewer employees, and therefore lower wage expense in 2026.

Professional fees for the six months ended June 30, 2026, were $268,669 compared to $412,139 for the six months ended June 30, 2025, a decrease of $143,470 or 34.8%. Professional fees consist mainly of audit and legal fees. The decrease in the current period is due to a decrease in legal fees.

General and administrative expenses for the six months ended June 30, 2026, was $1,162,977 compared to $981,627 for the six months ended June 30, 2025, an increase of $181,350 or 18.5%. The increase was mainly due to an increase of utility expense and insurance expense.

For the six months ended June 30, 2026, the Company recognized total other income of $397,368, consisting of $76,002 of interest expense for related parties and an unrealized loss in the fair value of cryptocurrency of $20,648. This was offset by a $494,018 gain on the settlement of accounts payable through the issuance of common stock. For the six months ended June 30, 2025, we incurred interest expense for related parties of $395,124 and other expense of $45,000. We also recognized a loss on the extinguishment of debt of $52,000 and a loss on conversion of accrued salaries and loans payable of $175,763.

Our net loss for the six months ended June 30, 2026, was $2,132,388 compared to $3,213,312 for the six months ended June 30, 2025. This was a decrease in our net loss of $1,080,924.

Liquidity and Capital Resources

Changes in Cash Flows

Operating Activities

For the six months ended June 30, 2026, we used $2,397,514 of cash in operating activities, which included our net loss of $2,132,388 offset by non-cash reconciling items of $6,822 for depreciation, $226,320 for stock compensation expense for shares issued, an unrealized loss for the fair value of cryptocurrency of $20,648 and a $494,018 gain on the settlement of accounts payable and debt. There were net changes in operating assets and liabilities of $24,898.

For the six months ended June 30, 2025, we used $1,175,615 of cash in operating activities, which included our net loss of $3,213,312 offset by $867,196 of non-cash reconciling items and net changes in operating assets and liabilities of $1,170,501.

Financing Activities

For the six months ended June 30, 2026, we received net cash of $3,661,963 in financing activities. We received $14,024 from loans from our CEO, $2,619,999 from the sale of prefunded warrants and contributed capital of $9,940. We also received $1,097,000 from the sale of common stock, net of $203,000 offering fees. The shares were sold at $0.60 per share. We made repayments on our note payable of $34,000 and to our CEO of $45,000.

For the six months ended June 30, 2025, we received net cash of $1,150,841 from financing activities as a result of receiving $346,073 from our CEO and $887,786 from the sale of common stock, and a decrease in our cash overdraft of $5,299. We made repayments on our note payable of $38,838 and to our CEO of $38,881.

Liquidity and Capital Resources

At June 30, 2026, the Company had cash of $1,280,226 and other current assets of $1,418,035. We have reviewed the cash flow activity during the six months ended June 30, 2026 and projected cash flow forecast for the remainder of 2026 and performed an overall analysis of market trends to determine whether or not it has sufficient liquidity to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report. Based on projected cash to be used in operations to be offset by expected proceeds from capital raises, the ATM program and loan proceeds from Ronny Yakov under the loan agreement, the Company believes it has sufficient liquidity in order to sustain operations for at least the twelve months following the filing of this Quarterly Report. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. Management believes that the Company’s existing cash resources, together with expected capital raises, potential advances under the ATM program, related party financing, and other available funding sources, will be sufficient to support operations through August 14, 2027.

On August 7, 2026, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an at-the-market equity program. Under the Agreement, the Company may offer and sell its common stock, par value $0.0001 per share, from time to time as set forth in the Agreement (the “ATM Offering”). The Company has agreed to pay Maxim a commission equal to 3.0% of the gross sales price from the sales of Shares pursuant to the Agreement. In addition, the Company agreed to reimburse Maxim for its costs and out-of-pocket expenses incurred in connection with its services, including the fees and out-of-pocket expenses of its legal counsel.

During the six months ending June 30, 2026, Mr. Yakov advanced the Company $14,024 and received repayments of $45,000. As of June 30, 2026 and December 31, 2025, the amount due to Yakov Holdings, LLC is $136,339 and $167,315, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

During the quarter ended June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls that are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged ongoing litigation with FFS Data Corporation (“FFS”) in the Supreme Court of the State of New York, County of New York relating to a breach of contract in connection with the Acquired Merchant Portfolio whereby the Company is making a claim to recover the purchase price of the Acquired Merchant Portfolio and FFS is seeking the balance of the purchase price of the Acquired Merchant Portfolio. In addition, in connection with the litigation with FFS, the Company has also filed an action in the District Court of the 42nd Judicial District, Taylor County, Texas against Clear Fork Bank, N.A., f/k/a First National Bank Albany/Breckenridge (the “Bank”), the payment processing bank for the Acquired Merchant Portfolio, for damages the Company suffered as a result of it having to cease processing transactions for the merchants underlying the Acquired Merchant Portfolio. The Bank has filed a counterclaim for purported overdrafts by the Company in connection with the transactions processed since the acquisition of the Acquired Merchant Portfolio by the Company. e District Court of the 42nd Judicial District, Taylor County, Texas. The Texas action is currently in discovery, and the Company has amended its pleading in that action to assert additional causes of action and to add additional individual defendants. In the New York action, discovery has been completed and the parties are submitting their respective motions for summary judgment by September 11, with opposition papers due on October 16 and reply papers due on November 13.  FFS also commenced an action in the Supreme Court of the State of New York seeking indemnification for legal fees it incurred in defending an action in Hawaii.  Such action is currently in the discovery phase with deposition to be held in September.  Earlier this year, PLS Checking Cashing commenced an action in the Supreme Court, State of New York, County of New York against the Company and the Bank alleging that they failed to remit payment to it of approximately $125,000. The Company has cross-claimed against the Bank, and the Bank has yet to respond to the cross-claims.

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

Other than discussed above, there are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. We are nonetheless voluntarily providing the following risk factor.

Our planned tokenized offering application is in the development stage, may not be launched as anticipated, and exposes us to legal, regulatory and operational risks.

As described in Note 1 to our condensed consolidated financial statements, we are developing an application intended to enable issuers using our CrowdPay platform to generate tokenized offerings, provide investors with additional payment options and access live AI chatbot support. The application is in the development stage and has not been launched. We currently expect to release an initial update during the fourth quarter of 2026 and to complete a full launch in early 2027, but the timing may change and the application may not be launched at all. The offer, sale and transfer of tokenized securities is subject to evolving and uncertain regulation under federal and state securities laws, including registration, broker-dealer, transfer agent, custody and, in certain circumstances, money transmission requirements, and regulators have brought enforcement actions against participants in digital asset markets. The application will also depend on third-party blockchain networks, smart contracts and service providers, which expose us to risks of technical failure, cybersecurity incidents, loss of private keys and irreversible transaction errors. We also expect the application to offer stablecoin payment options provided by licensed or otherwise authorized third parties. Stablecoin payment activity is subject to a developing and uncertain federal and state regulatory framework, including the federal payment stablecoin regime and state money transmission licensing requirements, and we would depend on these providers obtaining and maintaining the licenses and authorizations necessary to support such transactions. The loss of a provider’s authorization, a change in the applicable regulatory framework, or a determination by a regulator that our own activities require licensing could require us to suspend, modify or abandon these payment options. In addition, the market for tokenized securities may not develop as we anticipate, and we may not generate meaningful revenue from the application. The occurrence of any of these events could adversely affect our business, reputation, results of operations and financial condition.

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

On February 18, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which it issued, in a private placement, pre-funded warrants to purchase up to 2,857,142 shares of common stock and common warrants to purchase up to 3,571,428 shares of common stock at a combined purchase price of $1.05 per unit. The pre-funded warrants are immediately exercisable at a nominal exercise price, and the common warrants have an exercise price of $0.92 per share and a five-year term. The offering closed on February 19, 2026, generating net proceeds of approximately $2,619,713, after deducting placement agent fees and other offering expenses. During the six months ended June 30, 2026, all 2,857,142 warrants were exercised for shares of common stock for total proceeds of $286.

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

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for AI consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,250,000 shares of common stock to a third party for AI consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $382,375.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party for consulting services. The shares were valued at $0.3059, the closing stock price on the date of grant, for total non-cash expense of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party to be used for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a service provider for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

On August 7, 2026, the Company issued 1,170,000 shares of common stock to a third party to be used for the settlement of accounts payable. The shares were valued at $0.3059, the closing stock price on the date of grant, for total value of $357,903.

All shares of common stock issued pursuant to these transactions were issued in reliance upon Section 4(a)(2) of the Securities Act and are restricted securities under Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

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

Date: August 14, 2026	By:	/s/ Ronny Yakov
	Name:	Ronny Yakov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Rachel Boulds
	Name:	Rachel Boulds
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)